Form 10-Q
period 2022-03-31
bleuacacia ltd
filed 2022-05-13
CIK 1843370

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐
As of May 13, 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	2

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from February 11, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES

i

PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements

BLEUACACIA LTD
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$53,955	$155,238
Prepaid expenses	576,542	616,785
Total current assets	630,497	772,023
Investments held in Trust Account	275,955,079	275,973,259
Total Assets	$276,585,576	$276,745,282

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$90,733	$13,817
Accrued expenses	172,516	88,809
Total current liabilities	263,249	102,626
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	9,923,249	9,762,626

Commitments and Contingencies (Note 6)

Class A ordinary shares; 27,600,000 shares subject to possible redemption at $10.00 per share	276,000,000	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(9,338,363)	(9,018,034)
Total shareholders’ deficit	(9,337,673)	(9,017,344)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$276,585,576	$276,745,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from February 11, 2021 (inception) through March 31, 2021
General and administrative expenses	$271,815	$32,813
General and administrative expenses - related party	30,334	-
Loss from operations:	(302,149)	(32,813)

Other income (expenses):
Loss from investments held in Trust Account	(18,180)	-
Net loss	$(320,329)	$(32,813)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	27,600,000	-

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$-

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted (1)	6,900,000	5,877,551

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.01)

(1) This number for the period from February 11, 2021 (inception) through March 31, 2021 does not include the aggregate of up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the closing of the Initial Public Offering, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	6,900,000	$690	$-	$(9,018,034)	$(9,017,344)
Net loss	-	-	-	-	-	(320,329)	(320,329)
Balance - March 31, 2022	-	$-	6,900,000	$690	$-	$(9,338,363)	$(9,337,673)

For the period from February 11, 2021 (inception) through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 11, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(32,813)	(32,813)
Balance - March 31, 2021	-	$-	8,625,000	$863	$24,137	$(32,813)	$(7,813)

(1) This number does not include the aggregate of up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the closing of the Initial Public Offering, these shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period from February 11, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(320,329)	$(32,813)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Loss from investments held in the Trust Account	18,180	-
Changes in operating assets and liabilities:
Prepaid expenses	40,243	-
Accounts payable	76,916	-
Accrued expenses	83,707	7,813
Net cash used in operating activities	(101,283)	-

Net change in cash	(101,283)	-

Cash - beginning of the period	155,238	-
Cash - end of the period	$53,955	$-

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$-	$32,600
Offering costs included in accrued expenses	$-	$150,000
Offering costs paid by related party under promissory note	$-	$72,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. — Description of Organization and Business Operations

bleuacacia ltd (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus its search on a premium branded consumer retail business.

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is bleuacacia sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 17, 2021. On November 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including the issuance of 3,600,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.3 million, of which approximately $9.7 million was for deferred underwriting commissions (as discussed in Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,520,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $7.5 million (as discussed in Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $276.0 million ($10.00 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s Executive Director (or his or her designee) prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Note 2. — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $54,000 in cash, and working capital of approximately $0.4 million.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net loss per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022
Basic and diluted net loss per ordinary share:	Class A	Class B
Numerator:
Allocation of net loss	$(256,263)	$(64,066)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

	For the Period from February 11, 2021 (inception) through March 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$-	$(32,813)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	5,877,551

Basic and diluted net loss per ordinary share	$-	$(0.01)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note, dated February 12, 2021, which was later amended and restated on July 30, 2021 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $167,000 under the Note. The Company partially repaid approximately $166,000 owed under the Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.  For the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021, the Company incurred expenses of approximately $30,000 and $0, respectively, under this agreement. As of March 31, 2022 and December 31, 2021, there was $5,000 and $0 in accrued expenses for services in connection with such agreement, respectively.

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

NOTE 7. — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding which were subject to possible redemption.

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

NOTE 8. — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

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

Rights — As of March 31, 2022 and December 31, 2021, the Company had 27,600,000 Rights outstanding. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

Warrants — As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 21,320,000 warrants outstanding, comprised of 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants.

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

NOTE 9. — FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at March 31, 2022:
Investments held in Trust Account	$275,955,079	$-	$-
Assets at December 31, 2021:
Investments held in Trust Account	$275,973,259	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through March 31, 2022.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10. — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements, other than as disclosed in Notes 2 and 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $54,000 in cash, and working capital of approximately $0.4 million.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2022, we had a net loss of approximately $320,000, which consisted of approximately $272,000 in general and administrative expenses, approximately $30,000 in related party general and related party expenses, and approximately $18,000 of loss from investments held in the trust account.

For the period from February 11, 2021 (inception) through March 31, 2022, we had a net loss of approximately $33,000, which consisted entirely of general and administrative expenses.

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

Related Party Loans

Our Sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 12, 2021 which was later amended and restated on July 30, 2021 (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $167,000 under the Note. We repaid primarily all of the Note upon closing of the Initial Public Offering and repaid the remaining balance in 2021.

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of our initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three months ended March 31, 2022 and for the period from February 11, 2021 (inception) through March 31, 2021, the Company incurred expenses of approximately $30,000 and $0, respectively, under this agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 1, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

 Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K.

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

In addition, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our rights and warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of SPACs being able to consummate their initial business combinations. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,520,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,520,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company; (ii) may not (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination; (iii) may be exercised by the holders on a cashless basis; and (iv) will be entitled to registration rights (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants). The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

Upon the closing of the Initial Public Offering and the Private Placement, $276.0 million ($10.00 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association
31.1*	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Thomas Northover, Executive Director of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Thomas Northover, Executive Director of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2022		/s/ Jide Zeitlin
	Name:	Jide Zeitlin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022		/s/ Lew Frankfort
	Name:	Lew Frankfort
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022		/s/ Thomas Northover
	Name:	Thomas Northover
	Title:	Executive Director
(Principal Financial and Accounting Officer)