Form 10-Q
period 2022-09-30
bleuacacia ltd
filed 2022-11-10
CIK 1843370

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

As of November 10, 2022, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

BLEUACACIA LTD
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$99,787	$155,238
Prepaid expenses	369,932	616,785
Total current assets	469,719	772,023
Investments held in Trust Account	276,996,903	275,973,259
Total Assets	$277,466,622	$276,745,282

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$68,284	$13,817
Accrued expenses	123,980	88,809
Convertible working capital loan - related party	300,000	-
Total current liabilities	492,264	102,626
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,152,264	9,762,626

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value as of September 30, 2022 and December 31, 2021	276,896,903	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(9,583,235)	(9,018,034)
Total shareholders’ deficit	(9,582,545)	(9,017,344)
Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$277,466,622	$276,745,282

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from February 11, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$158,720	$12,708	$601,608	$52,209
General and administrative expenses - related party	30,000	-	90,333	-
Loss from operations:	(188,720)	(12,708)	(691,941)	(52,209)

Other income:
Gain from investments held in Trust Account	1,153,364	-	1,023,644	-
Net income (loss)	$964,644	$(12,708)	$331,703	$(52,209)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	27,600,000	-	27,600,000	-

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$-	$0.01	$-

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	6,900,000	6,000,000 (1)	6,900,000	5,974,138 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.01	$(0.01)

(1)
This number for the period from February 11, 2021 (inception) through September 30, 2021 does not include the aggregate of up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the closing of the Initial Public Offering, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	6,900,000	$690	$-	$(9,018,034)	$(9,017,344)
Net loss	-	-	-	-	-	(320,329)	(320,329)
Balance - March 31, 2022	-	-	6,900,000	690	-	(9,338,363)	(9,337,673)
Net loss	-	-	-	-	-	(312,613)	(312,613)
Balance - June 30, 2022	-	-	6,900,000	690	-	(9,650,976)	(9,650,286)
Net income	-	-	-	-	-	964,644	964,644
Remeasurement on Class A common stock subject to possible redemption	-	-	-	-	-	(896,903)	(896,903)
Balance - September 30, 2022	-	$-	6,900,000	$690	$-	$(9,583,235)	$(9,582,545)

For the Three Months Ended September 30, 2021 and For the Period From February 11, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 11, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(32,813)	(32,813)
Balance - March, 2021	-	-	6,900,000	690	24,310	(32,813)	(7,813)
Net loss	-	-	-	-	-	(6,688)	(6,688)
Balance - June 30, 2021	-	-	6,900,000	690	24,310	(39,501)	(14,501)
Net loss	-	-	-	-	-	(12,708)	(12,708)
Balance - September 30, 2021	-	$-	6,900,000	$690	$24,310	$(52,209)	$(27,209)

(1)
This number includes the aggregate of up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). As a result of the full exercise of the over-allotment option by the underwriters upon the closing of the Initial Public Offering, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from February 11, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$331,703	$(52,209)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	5,000
Gain from investments held in the Trust Account	(1,023,644)	-
Changes in operating assets and liabilities:
Prepaid expenses	246,853	-
Accounts payable	54,467	9,501
Accrued expenses	35,170	12,708
Net cash used in operating activities	(355,451)	-

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	300,000	-
Net cash provided by financing activities	300,000	-

Net change in cash	(55,451)	-

Cash - beginning of the period	155,238	-
Cash - end of the period	$99,787	$-

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable	$-	$32,300
Offering costs included in accrued expenses	$-	$474,322
Offering costs paid by related party under promissory note	$-	$156,755
Remeasurement on Class A common stock subject to possible redemption	$896,903	$-

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2. - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $100,000 in cash, working capital deficit of approximately $23,000 and the ability to borrow up to an aggregate of $1,200,000 under the 2022 Note (as defined below).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $167,000 under the 2021 Note (as defined in Note 5). The Company partially repaid approximately $166,000 owed under the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and from borrowing under the 2022 Note.

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, the Company borrowed $300,000 under the 2022 Note. As of September 30, 2022, $300,000 was outstanding under the 2022 Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until May 22, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

The calculation of diluted net loss per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$771,715	$192,929	$-	$(12,708)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	-	6,000,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$-	$(0.00)

	For the Nine Months Ended September 30, 2022		For the Period from February 11, 2021 (inception) through September 30, 2021

	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$265,362	$66,341	$-	$(52,209)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	-	5,974,138

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$-	$(0.01)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note, dated February 12, 2021, which was later amended and restated on July 30, 2021 (the “2021 Note”). The 2021 Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company borrowed approximately $167,000 under the 2021 Note. The Company partially repaid approximately $166,000 owed under the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000.  Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, the Company borrowed $300,000 under the 2022 Note. As of September 30, 2022, $300,000 was outstanding under the 2022 Note.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.  For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $0, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $0, respectively, under this agreement. As of September 30, 2022 and December 31, 2021, there was $5,000 and $0 in accrued expenses for services in connection with such agreement, respectively.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding that were subject to possible redemption.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	23,502,041
Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Remeasurement on Class A common stock subject to possible redemption	896,903
Class A ordinary shares subject to possible redemption, September 30, 2022	$276,896,903

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

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

Rights - As of September 30, 2022 and December 31, 2021, the Company had 27,600,000 Rights outstanding. Each holder of a Right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one-sixteenth (1/16) of a Class A ordinary share underlying each Right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights, and the Rights will expire worthless. No fractional shares will be issued upon conversion of any Rights.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Warrants - As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 21,320,000 warrants outstanding, comprised of 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at September 30, 2022:
Investments held in Trust Account	$276,996,903	$-	$-
Assets at December 31, 2021:
Investments held in Trust Account	$275,973,259	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through September 30, 2022.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022,the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022, the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022 and this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $100,000 in cash, working capital deficit of approximately $23,000 and the ability to borrow up to an aggregate of $1,200,000 under the 2022 Note (as defined below).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of us in exchange for issuance of our Class B ordinary shares, and loan proceeds from the Sponsor of approximately $167,000 under a promissory note (the “2021 Note”). We partially repaid approximately $166,000 of the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and from the 2022 Note.

On April 1, 2022, we entered into a convertible promissory note with our Sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Note will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, we borrowed $300,000 under the 2022 Note. As of September 30, 2022, $300,000 was outstanding under the 2022 Note.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern,” we have until May 22, 2023 to consummate an initial Business Combination. It is uncertain that we will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2022, we had net income of approximately $964,000, which consisted of approximately $1.2 million gain from investments held in the trust account, partially offset by approximately $159,000 in general and administrative expenses and $30,000 in related party general and administrative expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $13,000, which consisted entirely of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $332,000, which consisted of approximately $1 million gain from investments held in the trust account, partially offset by approximately $602,000 in general and administrative expenses and approximately $90,000 in related party general and administrative expenses.

For the period from February 11, 2021 (inception) through September 30, 2021, we had a net loss of approximately $52,000, which consisted entirely of general and administrative expenses.

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

Related Party Loans

Our Sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 12, 2021 which was later amended and restated on July 30, 2021 (the “2021 Note”). The 2021 Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $167,000 under the 2021 Note. We repaid primarily all of the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021.

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our initial public offering (or up to any extension period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the Sponsor’s option. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, we borrowed $300,000 under the 2022 Note. As of September 30, 2022, $300,000 was outstanding under the 2022 Note.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $0, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $0, respectively, under this agreement.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 1, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Executive Director concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 13, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 11, 2022.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

On November 4, 2022, the Board of Directors of bleuacacia ltd approved the appointment of Kat Peeler, as a director of the bleuacacia ltd. Ms. Peeler’s appointment was effective on November 4, 2022. The Board also appointed Ms. Peeler to the Audit Committee of the Board of Directors.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association
10.1(2)	Convertible Promissory Note, dated April 1, 2022, between the Company and bleuacacia sponsor LLC
31.1*	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Thomas Northover, Executive Director of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Thomas Northover, Executive Director of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2022.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2022		/s/ Jide Zeitlin
	Name:	Jide Zeitlin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022		/s/ Lew Frankfort
	Name:	Lew Frankfort
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022		/s/ Thomas Northover
	Name:	Thomas Northover
	Title:	Executive Director
(Principal Financial and Accounting Officer)