Form 10-K
period 2022-12-31
bleuacacia ltd
filed 2023-04-05
CIK 1843370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was approximately $268,824,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.74, as reported on Nasdaq.

As of April 4, 2023, 27,600,000 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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
•
our ability to consummate an initial business combination due to the uncertainty resulting from the invasion of Ukraine by Russia and resulting sanctions, the recent COVID-19 pandemic, adverse changes in general economic conditions (including inflation and market interest rates), industry conditions, and competitive conditions, and adverse changes in government regulation;

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

Item 1. Business

Overview

We are a blank check company incorporated on February 11, 2021, as a Cayman Islands exempted company. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-K as our initial business combination. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we intend to focus our search on a premium branded consumer retail business. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

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

Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by global or regional conditions. See “Item 1A. Risk Factors—Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination”.

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

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Therefore, our management team, in their capacities as directors, officers or employees of other entities, may choose to present potential business combinations to such other entities, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For more information, see “Item 1A. Risk Factors—Certain of our directors, officers and senior advisors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

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

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter. At this time we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the Initial Public Offering or during any extended time that we have to consummate a business combination beyond 18 months as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”).

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,275,000 of proceeds held outside the trust account, as well as from borrowings under the 2022 Note (as defined below), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, as well as all of the borrowings available under the 2022 Notes (as defined below), the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. . In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and borrowings available under the 2022 Notes (as defined below), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of the trust account and our rights and warrants will expire worthless.

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

Corporate Information

We are an “emerging growth company,” as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

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

Risks Relating to Our Search For, and Consummation of or Inability to Consummate, a Business Combination

•	We are a blank check company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•
We may not be able to complete our initial business combination by May 22, 2023 (or up to any Extension Period, if applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
•	Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.
•	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.
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

•
The requirement that we complete our initial business combination by May 22, 2023 (or up to any Extension Period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and other events and the status of debt and equity markets.

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

•
We are dependent on the 2022 Note (as defined below) and may in the future depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

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

Risks Relating to Our Search For, and Consummation of or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company organized under the laws of the Cayman Islands with no operating revenues, and we will not commence operations until completing our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

We may not be able to complete our initial business combination by May 22, 2023 (or up to any Extension Period, if applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

Unlike some other similar blank check companies, we have 18 months from the closing of the Initial Public Offering, (May 22, 2023) (or up to any Extension Period, if applicable), to consummate an initial business combination. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only approximately $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our rights and warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our ability to complete our initial business combination may be negatively impacted by general market conditions (including the economic effects of the ongoing military conflict between Russia and Ukraine and economic sanctions and other government responses thereto), volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, wars, natural disasters or a significant outbreak of infectious diseases (including the COVID-19 pandemic). Furthermore, other events such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases may negatively impact businesses we may seek to acquire.

In addition, in response to Russia’s invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management of the Company has determined that the Company's liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business, reduce investment banks participation in the special purpose acquisition companies (“SPAC”) market which can impact our ability to access advisors and reduce the availability of suitable targets, which in turn could materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto, negatively impacting our business.

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

In addition, United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks against U.S. companies.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

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

The requirement that we complete our initial business combination by May 22, 2023 (or up to any Extension Period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Unlike some other similar blank check companies, we have 18 months from the closing of the Initial Public Offering (May 22, 2023) (or up to any Extension Period, if applicable) to consummate an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, wars, global conflicts (including the current events involving Ukraine and Russia) natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which has led to higher interest rates and greater economic uncertainty. Disruptions and economic uncertainty resulting from COVID-19 or other events (such as terrorist attacks, wars, global conflicts (including current events involving Ukraine and Russia) natural disasters or a significant outbreak of other infectious diseases) may have a material adverse effect on our ability to consummate a business combination, or on the operations of a target business with which we ultimately consummate a business combination.

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

Finally, COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

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

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the Private Placement Warrants and we filed a Current Report on Form 8-K with the SEC, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

In recent years, the number of blank check companies has increased substantially. Many potential targets for blank check companies have already entered into initial business combinations. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, and borrowings available under the 2022 Notes (as defined herein), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

As of December 31, 2022, we had approximately $0.06 million in cash, and working capital of approximately $0.3 million. The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the closing of the Initial Public Offering, assuming that our initial business combination is not completed during that time. Since the completion of our Initial Public Offering, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. On April 1, 2022, we entered into a convertible promissory note with our sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. In July 2022, we borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note. Our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

We are dependent on 2022 Note and may in the future depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2022, we had approximately $0.06 million in cash, and working capital of approximately $0.3 million. On April 1, 2022, we entered into the 2022 Note. If we require additional capital, we will need to draw on the 2022 Note, or borrow other funds from our sponsor, management team or other third parties to operate, or may be forced to liquidate. None of our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan additional funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans (including amounts drawn under the 2022 Note) may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, and our rights and warrants will expire worthless. See “ – If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning SPACs such as the company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iii) deem underwriters in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (iv) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of SPACs being able to consummate their initial business combinations. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we have not completed our initial business combination by May 22, 2023, our public shareholders may be forced to wait beyond such allotted time period before redemption from the trust account.

If we have not completed our initial business combination by May 22, 2023 or during any Extension Period, if applicable, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding-up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of the trust account become available to them and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we would intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

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

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and borrowings available under the 2022 Notes (as defined herein) will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as well as borrowings available under the 2022 Note, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

Under the terms of the public warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a post-effective amendment to the registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and maintain a current prospectus relating thereto until the public warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a public warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise such Private Placement Warrants while a corresponding exemption does not exist for holders of the public warrants included as part of Units sold in the Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Private Placement Warrants and sell the Class A ordinary shares underlying such Private Placement Warrants while holders of our public warrants would not be able to exercise their public warrants and sell the underlying Class A ordinary shares. If and when the Private Placement Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the Private Placement Warrants as set forth above even if the holders are otherwise unable to exercise their public warrants.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2022, there were 472,400,000 and 43,100,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding rights or warrants or shares issuable upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding.

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

Upon closing of the Initial Public Offering, our initial shareholders owned, on an as-converted basis, 20% of our issued and outstanding ordinary share. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers, directors or senior advisors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, the members of our board of directors were appointed by our sponsor. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

Our operations are dependent upon a relatively small group of individuals including, in particular, our executive officers, directors and senior advisors, led by Jide Zeitlin, Lew Frankfort, and Charles McGuigan. We believe that our success depends on the continued service of our directors, officers and senior advisors, at least until we have completed our initial business combination. In addition, our directors, officers and senior advisors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors, officers or senior advisors. The unexpected loss of the services of one or more of our directors, officers or senior advisors could have a detrimental effect on us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Our Units began trading on Nasdaq on November 22, 2021 under the symbol “BLEUU”. Each unit consists of one Class A ordinary share, one right and one-half of one redeemable warrant. On January 7, 2022, we announced that the holders of the Units had the option to elect to separately trade the Class A Ordinary Shares, rights and redeemable warrants included in the Units commencing on January 10, 2022. Any Units not separated continue to trade on the Nasdaq stock market under the symbol “BLEUU.” Any underlying Class A Ordinary Shares, rights and redeemable warrants that are separated will trade on Nasdaq under the symbols “BLEU,” “BLEUR” and “BLEUW,” respectively.

(b)	Holders

As of December 31, 2022, there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares, 1 holder of record of our rights and 2 holders of record of our redeemable warrants.

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

Use of Proceeds

Upon the closing of the Initial Public Offering and the Private Placement, $276.0 million ($10.00 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“trust account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Liquidity and Going Concern

As of December 31, 2022, we had approximately $61,000 in cash and working capital of approximately $89,000 and the ability to borrow up to an aggregate of $1,200,000 under the 2022 Note (as defined below).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the sponsor to cover certain expenses on our behalf in exchange for issuance of our Class B ordinary shares, and loan proceeds from the sponsor of approximately $167,000 under a promissory note (the “2021 Note”). We partially repaid approximately $166,000 of the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account and from the 2022 Note.

On April 1, 2022, we entered into a convertible promissory note with our sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the trust account released to the Company. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, we borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern,” we have determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 22, 2023. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2022, we had net income of approximately $2.5 million, which consisted of approximately $3.4 million of net gains from investments held in the trust account, partially offset by approximately $760,000 in general and administrative expenses and approximately $120,000 in related party general and administrative expenses.

For the period from February 11, 2021 (inception) through December 31, 2021, we had a net loss of approximately $276,000, which consisted of approximately $235,000 in general and administrative expense, approximately $15,000 in related party general and related party expenses, and approximately $27,000 of loss from investments held in the trust account.

Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement dated November 17, 2021 requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we registered such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Loans

Our sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 12, 2021 which was later amended and restated on July 30, 2021 (the “2021 Note”). The 2021 Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $167,000 under the 2021 Note. We repaid $166,000 of the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021.

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our sponsor. Pursuant to the 2022 Note, we may borrow from the sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our initial public offering (or up to any extension period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the sponsor’s option. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, we borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $120,000 and $15,000, respectively, under this agreement.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 8.	Financial Statements and Supplementary Data

BLEUACACIA LTD

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Financial Statements
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the Period from February 11, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the Period from February 11, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the Period from February 11, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
bleuacacia ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheets of bleuacacia ltd (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and the period from February 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Boston, MA
April 5, 2023

BLEUACACIA LTD
BALANCE SHEETS

	December 31,2022	December 31, 2021

Assets
Current assets:
Cash	$60,591	$155,238
Prepaid expenses	284,431	616,785
Total current assets	345,022	772,023
Investments held in Trust Account	279,359,521	275,973,259
Total Assets	$279,704,543	$276,745,282

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$250,249	$13,817
Accrued expenses	6,187	88,809
Total current liabilities	256,436	102,626
Convertible working capital loan - related party	300,000	-
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,216,436	9,762,626

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 27,600,000 shares at redemption value of approximately $10.12 and $10.00 per share as of December 31, 2022 and December 31, 2021	279,259,521	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	-	-
Accumulated deficit	(9,772,104)	(9,018,034)
Total shareholders’ deficit	(9,771,414)	(9,017,344)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$279,704,543	$276,745,282

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 11, 2021 (inception) through December 31,
	2022	2021
General and administrative expenses	$760,478	$234,600
General and administrative expenses - related party	120,333	14,667
Loss from operations:	(880,811)	(249,267)

Other income:
Gain (loss) from investments held in Trust Account	3,386,262	(26,741)
Net income (loss)	$2,505,451	$(276,008)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	27,600,000	6,092,593

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.03)

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	6,900,000	3,407,407

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.03)

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 11, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,520,000	-	7,520,000
Fair value of public warrants and rights included in the Units Sold in the Initial Public Offering	-	-	-	-	7,624,500	-	7,624,500
Offering costs associated with issuance of public warrants and rights as part of the Units in the Initial Public Offering	-	-	-	-	(408,795)	-	(408,795)
Remeasurement for Class A ordinary shares subject to possible redemption amount	-	-	-	-	(14,760,015)	(8,742,026)	(23,502,041)
Net loss	-	-	-	-	-	(276,008)	(276,008)
Balance - December 31, 2021	-	$-	6,900,000	$690	$-	$(9,018,034)	$(9,017,344)
Remeasurement on Class A common stock subject to possible redemption	-	-	-	-	-	(3,259,521)	(3,259,521)
Net income	-	-	-	-	-	2,505,451	2,505,451
Balance - December 31, 2022	-	$-	6,900,000	$690	$-	$(9,772,104)	$(9,771,414)

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 11, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,505,451	$(276,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	5,000
Gain (loss) from investments held in the Trust Account	(3,386,262)	26,741
Changes in operating assets and liabilities:
Prepaid expenses	332,354	(616,785)
Accounts payable	236,432	13,817
Accrued expenses	(82,622)	18,809
Net cash used in operating activities	(394,647)	(803,426)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(276,000,000)
Net cash used in investing activities	-	(276,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(166,755)
Proceeds received from initial public offering, gross	-	276,000,000
Proceeds from convertible working capital loan	300,000	-
Proceeds received from private placement	-	7,520,000
Offering costs paid	-	(6,394,581)
Net cash provided by financing activities	300,000	276,958,664

Net change in cash	(94,647)	155,238

Cash - beginning of the period	155,238	-
Cash - end of the period	$60,591	$155,238

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$161,755
Deferred underwriting commissions	$-	$9,660,000
Remeasurement on Class A common stock subject to possible redemption	$3,259,521	$-

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $61,000 in cash, working capital of approximately $89,000 and the ability to borrow up to an aggregate of $1,200,000 under the 2022 Note (as defined below).

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $167,000 under the 2021 Note (as defined in Note 5). The Company partially repaid approximately $166,000 owed under the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and from borrowing under the 2022 Note.

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, the Company borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management of the Company has determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 22, 2023. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

The Company accounted for its Rights (as defined below) as equity-classified instruments based on an assessment of the Rights’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considered whether the Rights were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the Rights met all the requirements for equity classification under ASC 815, including whether the Rights were indexed to the Company’s own ordinary shares, among other conditions for the equity classification.

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
NOTES TO FINANCIAL STATEMENTS
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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period from February 11, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,004,361	$501,090	$(177,011)	$(98,997)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,600,000	6,900,000	6,092,593	3,407,407

Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.03)	$(0.03)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, the Company borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.  For the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $120,000 and $15,000, respectively, under this agreement. As of December 31, 2022 and 2021, there was $5,000 and $0 in accrued expenses for services in connection with such agreement, respectively.

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares outstanding which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	23,502,041
Class A ordinary shares subject to possible redemption, December 31, 2021	276,000,000
Remeasurement on Class A ordinary shares subject to possible redemption	3,259,521
Class A ordinary shares subject to possible redemption, December 31, 2022	$279,259,521

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

Rights - As of December 31, 2022 and 2021, the Company had 27,600,000 Rights outstanding. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

Warrants - As of December 31, 2022 and 2021, the Company had 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus  relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the public warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at December 31, 2022:
Investments held in Trust Account	$279,359,521	$-	$-
Assets at December 31, 2021:
Investments held in Trust Account	$275,973,259	$-	$-

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10. - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements, except as described below.

In March 2023, the Company borrowed approximately $474,000 under the 2022 Note.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Executive Director concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Title
Jide Zeitlin	59	Co-Chairman of the Board and Co-Chief Executive Officer
Lew Frankfort	77	Co-Chairman of the Board and Co-Chief Executive Officer
Charles McGuigan	66	Chief Operating Officer, President and Director
Thomas Northover	34	Executive Director
Ibukun Awosika	60	Director
Natara Holloway	46	Director
Kat Peeler	59	Director

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

Charles McGuigan has been our President and Chief Operating Officer since March 2021 and became a director upon the consummation of the Initial Public Offering. Mr. McGuigan retired as Chief Operating Officer of L Brands, Inc., the S&P 500 and Fortune 500 fashion retailer. Mr. McGuigan has played a significant role in building brands such as Bath & Body Works, Victoria’s Secret, and Pink. Recognized as a strong leader and consensus builder, he has had considerable success focusing on the integration of the retail business unit strategy with operations and the critical role information technology plays as an enabler of business processes. During his 16 years at L Brands Mr. McGuigan held the positions of CEO of Mast Global, President of Beauty Avenues, and CIO of L Brands. Prior to L Brands, Mr. McGuigan was Cap Gemini’s Consumer Products and Retail leader for the Americas, responsible for overall business strategy and operational execution. Mr. McGuigan received an MBA from the University of Ulster, Northern Ireland. In addition, he also holds a Diploma in Management Studies in Business Management. We believe that Mr. McGuigan is well qualified to serve as a member of our board of directors based on his experience as the COO of a Fortune 500 company in the consumer retail sector, along with his broad leadership and operational background.

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

Ibukun Awosika became a director upon the consummation of the Initial Public Offering. Mrs. Awosika has an over 30-year career as an entrepreneur and board professional across a number of sectors in emerging markets including consumer and finance. From 2016 to 2021 Mrs. Awosika was the Chairman of First Bank of Nigeria, one of Nigeria’s oldest banks and one of Africa’s largest banks. Mrs. Awosika was the first woman to hold this role. Mrs. Awosika is the founder and CEO of the Chair Center Group which is a market leader in the office furniture sector in Nigeria. In addition, Mrs. Awosika is the Chairman of d-Light Inc, Digital Jewels Limited and House of Tara International, a pioneering African beauty business, and is a non-executive director of Cadbury Nigeria Plc, a subsidiary of Mondelez International. Mrs. Awosika was a founding director of the Nigeria Sovereign Investment Authority, Nigeria’s sovereign wealth fund. We believe Mrs. Awosika is well qualified to serve on our board of directors due to her many years of experience in leadership and fiduciary roles at consumer companies and financial institutions, as well as her track record as a successful entrepreneur in emerging markets. Ms. Awosika received a BSc in Chemistry from University of Ife (now Obafemi Awolowo University).

Natara Holloway became a director upon the consummation of the Initial Public Offering. Since 2022, Ms. Holloway has served as CEO of Houston Exponential, a non-profit organization providing business consulting services to local founders. She previously served in various positions at the National Football League (“NFL”) since 2004, initially serving as a Manager in the Internal Audit department. In her most recent position, she served as the Vice President of Business Operations and Strategy for Football Operations, where she oversaw football technology and innovation, administration and football pipeline development. Previously, Ms. Holloway served as the NFL’s Vice President of Brand, Marketing and Retail Development and as Vice President of Corporate Development - New Business. Prior to joining the NFL, Ms. Holloway served in the Controller’s Group at Exxon Mobil from June 1998 to February 2004. Ms. Holloway served as audit committee chairman of the Board of Directors of Sports Entertainment Acquisition Corp, prior to the consummation of its initial business combination with Super Group, an online betting and gaming company, in January 2022. Ms. Holloway earned a bachelor’s degree in Accounting from the University of Houston. We believe Ms. Holloway is well qualified to serve on our board due to her years of experience working with the NFL, including in brand, marketing, and retail roles, and her experience serving on the board of a special purpose acquisition company, as well as her years of accounting experience.

Kat Peeler became a director on November 4, 2022. Since September 2016, Ms. Peeler has served as the Chief Executive Officer of Eco Guar Group, a global value added B2B supplier of non-GMO Guar products with a focus on sustainability and ethical community fair trade. Prior to this, Ms. Peeler was a senior executive at L’Oreal, the beauty products company, from 1998 to 2015. Her roles included Senior Vice-President of Garnier consumer business. Ms. Peeler received a Bachelor of Science in Engineering (BSE) degree from Princeton University and a Master of Management (MM) degree from Kellogg School of Management, Northwestern University. We believe Ms. Peeler is well qualified to serve on our board due to her executive management experience and her knowledge of the cosmetics industry.

Our Senior Advisors

Our senior advisors are current and former senior executives with significant investment and operating experience. These executives provide us with expertise and extensive relationship networks from which we intend to source and evaluate targets and develop post-acquisition operating strategies.

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

Gabriel Naouri is the co-founder of Majorelle Investments, a global consumer-focused investment firm. Mr. Naouri was a founding board member and former Chairman of Yandex.Market, one of the leading digital marketplaces in Russia, until it was sold in June 2020 (at a valuation of $1.3 billion). Between 2017 and 2020 Mr. Naouri was a Senior Advisor to the CEO of AEON Group, one of the largest Japanese retailers. Prior to this Mr. Naouri spent ten years at the French retailer Groupe Casino, listed on the Paris Stock Exchange. Mr. Naouri started with the company in 2007 in the French Hypermarket division, going on to become head of operations. In 2012 Mr. Naouri became Head of Private Label, Digital and Innovation of Casino France, and then in 2014 became Deputy Head of International Operations (Asia and Latin America). Prior to Groupe Casino Mr. Naouri was an M&A banker at Rothschild Bank in New York. Named as Young Global Leader by the World Economic Forum in 2008. Mr. Naouri has been a director on multiple boards around the world (Asia, Latin America and Europe) of both publicly listed and private companies. In addition to his operational roles, Mr. Naouri has advised and invested in e-commerce companies in the US and in Europe over the last decade. Mr. Naouri has a Master’s degree in Applied Mathematics from Paris Dauphine University. Mr. Naouri is a certified board member from Sciences Po Paris and NYSE-Euronext.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors currently consists of seven members.

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

Director Independence

Under the corporate governance standards of Nasdaq, an “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director and who does not fall into certain categorical standards established in the Nasdaq rules. Our board of directors has determined that each of Ibukun Awosika, Natara Holloway and Kat Peeler is an “independent director” as defined under applicable Nasdaq and SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

The members of our audit committee are Natara Holloway, Ibukun Awosika and Kat Peeler, with Natara Holloway serving as chairman of the audit committee.

Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Our board of directors has determined that Natara Holloway, Ibukun Awosika and Kat Peeler meet all applicable SEC and Nasdaq independence requirements necessary to serve on the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Natara Holloway and Ibukun Awosika qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise that satisfies the financial sophistication requirements of Nasdaq.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association .

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

Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Certain of our directors, officers and senior advisors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance. See “Item 1A. Risk Factors—Past performance by our management team and their respective affiliates, including businesses with which they have been associated, may not be indicative of future performance of an investment in the company.”

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jide Zeitlin	The Keffi Group Ltd	Principal Investment	CEO and Chairman
Lew Frankfort	Benvolio Group	Principal Investment	CEO
	Veronica Beard	Luxury Branded Retail	Director
	MindBodyGreen	Consumer Lifestyle and Wellness	Director
	LinkIT	Education	Director
Charles McGuigan	Gym Plus Coffee Limited	Apparel	Director
Thomas Northover	The Keffi Group Ltd.	Principal Investment	Chief Investment Officer
	Kuramo Capital Management	Investment Management	Investment Professional
Ibukun Awosika	d-Light Inc	Energy	Director
	House of Tara International	Beauty	Director
	Cadbury Nigeria Plc	Food and Beverage	Director
	Digital Jewels Limited	Consulting	Director
Natara Holloway	Super Group (SGHC) Limited	Amusement and Recreation	Director
	Houston Exponential	Management Consulting Services	CEO
Kat Peeler	Eco Guar Group	Food and Beverage	CEO

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 4, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
•	each of our directors and executive officers; and
•	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days hereof.

	Class A Ordinary Shares		Class B Ordinary Shares (1)
Name and Address of Beneficial Owner (2)	Beneficially Owned	Approximate Percentage of Class A Ordinary Shares Issued and Outstanding	Beneficially Owned	Approximate Percentage of Class B Ordinary Shares Issued and Outstanding	Approximate Percentage of Issued and Outstanding Ordinary Shares
Directors and Officers
Jide Zeitlin (3)	—	—	—	—	—
Lew Frankfort (3)	—	—	—	—	—
Charles McGuigan (3)	—	—	—	—	—
Thomas Northover (3)	—		—	—	—
Ibukun Awosika	—	—	40,000	*	*
Natara Holloway	—	—	40,000	*	*
Kat Peeler	—	—	—	—	—
All officers and directors as a group (6 individuals)	—	—	80,000	1.2%	*
Other 5% Holders
bleuacacia sponsor LLC (4)	—	—	6,820,000	98.8%	19.8%
Saba Capital Management, L.P.(5)	2,514,316	9.1%	—	—	7.3%

*	Less than one percent.
(1)
Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(2)	Unless otherwise noted, the business address of each of the following is 500 Fifth Avenue New York, NY 10110.
(3)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.
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

(5)
According to a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Each may be deemed the beneficial owner of 2,514,316 of the Company’s Class A ordinary shares. The principal business address for each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

Administrative Services Agreement

On November 17, 2021, we agreed to pay an affiliate of the sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and our liquidation. For the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, we incurred expenses of approximately $120,000 and $15,000, respectively, under this agreement.

In addition, the sponsor, officers and directors, or their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the trust account.

Related Party Loans

The sponsor agreed to loan us up to $300,000 pursuant to a promissory note, dated February 12, 2021, which was later amended and restated on July 30, 2021 (the “2021 Note”). The 2021 Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. We borrowed approximately $167,000 under the 2021 Note. We repaid all of the 2021 Note upon closing of the Initial Public Offering and repaid the remaining balance of approximately $1,000 on November 24, 2021.

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our sponsor. Pursuant to the 2022 Note, we may borrow from the sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our initial public offering (or up to any extension period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the sponsor’s option. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, we borrowed $300,000 under the 2022 Note. As of December 31, 2022, $300,000 was outstanding under the 2022 Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC and of services rendered in connection with our initial public offering for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, totaled $85,898 and $95,797, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2022 or for the period from February 11, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2022 or for the period from February 11, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any such fees during the year ended December 31, 2022 or for the period from February 11, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules:

None.

(3)	Index to Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit

3.1(1)	Amended and Restated Memorandum and Articles of Association

4.1(1)	Public Warrant Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(1)	Private Warrant Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.3(1)	Rights Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.

4.4(2)	Description of Securities

10.1(1)	Letter Agreement, dated November 17, 2021, by and among the Company, its officers, directors and senior advisors and bleuacacia sponsor LLC.

10.2(1)	Investment Management Trust Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated November 17, 2021, by and among the Company, bleuacacia sponsor LLC and the other parties thereto.

10.4(1)	Sponsor Warrants Purchase Agreement, dated November 17, 2021, by and between the Company and bleuacacia sponsor LLC.

10.5(1)	Administrative Services Agreement, dated November 17, 2021, by and between the Company and bleuacacia sponsor LLC.

10.6(1)	Form of Indemnity Agreement

10.7(2)	Convertible Promissory Note, dated April 1, 2022, between the Company and bleuacacia sponsor LLC

31.1*	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Thomas Northover, Executive Director of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Thomas Northover, Executive Director of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2022.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEUACACIA LTD

Date: April 5, 2023	By:	/s/ Jide Zeitlin
		Name:	Jide Zeitlin
		Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Name	Position	Date

/s/ Jide Zeitlin	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 5, 2023
Jide Zeitlin

/s/ Lew Frankfort	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 5, 2023
Lew Frankfort

/s/ Charles McGuigan	Chief Operating Officer, President and Director	April 5, 2023
Charles McGuigan

/s/ Thomas Northover	Executive Director (Principal Financial and Accounting Officer)	April 5, 2023
Thomas Northover

/s/ Ibukun Awosika	Director	April 5, 2023
Ibukun Awosika

/s/ Natara Holloway	Director	April 5, 2023
Natara Holloway

/s/ Kat Peeler	Director	April 5, 2023
Kat Peeler