Form 10-Q
period 2023-06-30
bleuacacia ltd
filed 2023-08-14
CIK 1843370

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 11, 2023, 1,584,019 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

BLEUACACIA LTD
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$32,548	$60,591
Prepaid expenses	166,306	284,431
Total current assets	198,854	345,022
Investments held in Trust Account	16,579,323	279,359,521
Total Assets	$16,778,177	$279,704,543

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$244,193	$250,249
Accrued expenses	74,697	6,187
Total current liabilities	318,890	256,436
Convertible working capital loan - related party	774,480	300,000
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,753,370	10,216,436

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,584,019 and 27,600,000 shares at redemption value of approximately $10.40 and $10.12 per share as of June 30, 2023 and December 31, 2022, respectively	16,479,323	279,259,521

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,455,206)	(9,772,104)
Total shareholders’ deficit	(10,454,516)	(9,771,414)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$16,778,177	$279,704,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$405,129	$171,073	$623,102	$442,888
General and administrative expenses - related party	30,000	30,000	60,000	60,334
Loss from operations	(435,129)	(201,073)	(683,102)	(503,222)

Other income:
Gain (Loss) from investments held in Trust Account	1,901,202	(111,540)	4,973,303	(129,719)
Net income (loss)	$1,466,073	$(312,613)	$4,290,201	$(632,941)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	16,450,307	27,600,000	21,994,353	27,600,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.01)	$0.15	$(0.02)

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.01)	$0.15	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	6,900,000	$690	$—	$(9,772,104)	$(9,771,414)
Net income	—	—	—	—	—	2,824,128	2,824,128
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,072,101)	(3,072,101)
Balance – March 31, 2023	—	—	6,900,000	690	—	(10,020,077)	(10,019,387)
Net income	—	—	—	—	—	1,466,073	1,466,073
Contribution - shareholder non-redemption agreements	—	—	—	—	363,750	—	363,750
Shareholder non-redemption agreements	—	—	—	—	(363,750)	—	(363,750)
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,901,202)	(1,901,202)
Balance – June 30, 2023	—	$—	6,900,000	$690	$—	$(10,455,206)	$(10,454,516)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(9,018,034)	$(9,017,344)
Net loss	—	—	—	—	—	(320,329)	(320,329)
Balance – March 31, 2022	—	—	6,900,000	690	—	(9,338,363)	(9,337,673)
Net loss	—	—	—	—	—	(312,613)	(312,613)
Balance – June 30, 2022	—	$—	6,900,000	$690	$—	$(9,650,976)	$(9,650,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$4,290,201	$(632,941)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) Loss from investments held in the Trust Account	(4,973,303)	129,719
Changes in operating assets and liabilities:
Prepaid expenses	118,125	146,479
Accounts payable	(6,056)	204,541
Accrued expenses	68,510	1,359
Net cash used in operating activities	(502,523)	(150,843)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	267,753,501	—
Net cash provided by investing activities	267,753,501	—

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	474,480	—
Redemption of ordinary shares	(267,753,501)	—
Net cash used in financing activities	(267,279,021)	—

Net change in cash	(28,043)	(150,843)

Cash – beginning of the period	60,591	155,238
Cash – end of the period	$32,548	$4,395

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$4,973,303	$—
Contribution – shareholder non-redemption agreements	$363,750	$—

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

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
On May 19, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) at which its shareholders approved proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date (the “Termination Date”) by which the Company must consummate its initial Business Combination from May 22, 2023 to August 22, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 22, 2024, or a total of up to nine months after May 22, 2023, unless the closing of a Business Combination shall have occurred prior thereto (the “Extension”) and (ii) eliminate from the Company’s Amended and Restated Memorandum and Articles of Association the redemption limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001.

In connection with the vote to approve the Extension, following the redemption deadline, which was May 17, 2023 at 5:00 p.m. Eastern Time, holders of 26,015,981 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of approximately $267.8 million.

If the Company is unable to complete a Business Combination before August 22, 2023, or such later date to which the Termination Date may be extended (but no later than February 22, 2024), or during any extended time (the “Extension Period”) that the Company has to consummate a business combination as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the rights and warrants will expire and be worthless.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $33,000 in cash, a working capital deficit of approximately $120,000 and the ability to borrow up to an aggregate of approximately $726,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of June 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management of the Company has determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 22, 2023. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,032,849	$433,224	$(250,091)	$(62,523)	$3,265,697	$1,024,504	$(506,353)	$(126,588)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,450,307	6,900,000	27,600,000	6,900,000	21,994,353	6,900,000	27,600,000	6,900,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.01)	$(0.01)	$0.15	$0.15	$(0.02)	$(0.02)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000.  Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of June 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.  For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement. As of June 30, 2023 and December 31, 2022, there was $5,000 and $5,000 in accrued expenses for services in connection with such agreement, respectively.

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

Non-Redemption Agreement

In May 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with ten unaffiliated third parties (the “Non-Redeeming Shareholders”), pursuant to which such Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) a portion of their ordinary shares of the Company, in an aggregate amount equal to 1,500,000 ordinary shares (the “Non-Redeemed Shares”) in connection with the Extension Meeting held on May 19, 2023, but such Non-Redeeming Shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In exchange for the foregoing commitment, the Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 375,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 375,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $363,750 or approximately $0.97 per share. The fair value was determined using the probability of a successful Business Combination of 9.98%, a volatility of 26.2%, a discount for lack of marketability of 6.5%, and the average value per share as of the valuation date of $10.42 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce the Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,584,019 and 27,600,000 Class A ordinary shares outstanding that were subject to possible redemption, respectively.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	26,761,562
Class A ordinary shares subject to possible redemption, December 31, 2022	279,259,521
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	3,072,101
Class A ordinary shares subject to possible redemption, March 31, 2023	282,331,622
Less:
Redemptions	(267,753,501)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	1,901,202
Class A ordinary shares subject to possible redemption, June 30, 2023	$16,479,323

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,584,019 and 27,600,000 Class A ordinary shares issued and outstanding, respectively, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

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

Rights - As of June 30, 2023 and December 31, 2022, the Company had 27,587,477  and 27,600,000 Rights outstanding, respectively. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Warrants - As of June 30, 2023 and December 31, 2022, the Company had 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus  relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the public warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at June 30, 2023:
Investments held in Trust Account	$16,510,676	$—	$—
Assets at December 31, 2022:
Investments held in Trust Account	$279,359,521	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through June 30, 2023.

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

On July 5, 2023, the Company received written notice from the Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the continued listing requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until January 2, 2024, to regain compliance with the minimum MVLS requirement. To regain compliance, the Company’s MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days during this 180 calendar day compliance period.

The MVLS notice is a notification of deficiency, not of delisting, and has no immediate effect on the listing of the Company’s securities on Nasdaq. If it appears to the Staff that the Company will not be able to cure the deficiency prior to January 2, 2024, the Staff will provide written notice to the Company that its listed securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance Nasdaq would grant the Company’s request for continued listing.

The Company intends to consider its available options to resolve the Company’s noncompliance with Nasdaq Listing Rule 5450(b)(2)(A).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 5, 2023, as supplemented by the risk factors disclosed under “Risk Factors” of our definitive proxy statement filed with the SEC on May 2, 2023 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 17, 2023 and the risk factors disclosed under “Risk Factors” in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2023 as supplemented by the risk factors disclosed under “Risk Factors” of our definitive proxy statement on Form DEF 14A filed with the SEC on May 2, 2023 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 17, 2023 and the risk factors disclosed under “Risk Factors” in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

If we are unable to complete a Business Combination before August 22, 2023, or such later date to which the Termination Date may be extended (but no later than February 22, 2024), or during any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the Rights and warrants will expire and be worthless.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $33,000 in cash, working capital deficit of approximately $120,000 and the ability to borrow up to an aggregate of approximately $726,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, we entered into a convertible promissory note with our Sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the trust account released to the Company. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of June 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern,” we have determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 22, 2023. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended June 30, 2023, we had net income of approximately $1.5 million, which consisted of the approximately $1.9 million gain from investments held in the trust account, partially offset by approximately $405,000 in general and administrative expenses and $30,000 in related party general and administrative expenses.

For the three months ended June 30, 2022, we had a net loss of approximately $313,000, which consisted of approximately $171,000 in general and administrative expenses, $30,000 in related party general and related party expenses, and approximately $112,000 of loss from investments held in the trust account.

For the six months ended June 30, 2023, we had net income of approximately $4.3 million, which consisted of the approximately $5.0 million gain from investments held in the trust account, partially offset by approximately $623,000 in general and administrative expenses and $60,000 in related party general and administrative expenses.

For the six months ended June 30, 2022, we had a net loss of approximately $633,000, which consisted of approximately $443,000 in general and administrative expenses, $60,000 in related party general and related party expenses and approximately $130,000 of loss from investments held in the trust account.

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

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the Sponsor’s option. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of June 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000, respectively, under this agreement.

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

Non-Redemption Agreement

In May 2023, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with ten unaffiliated third parties (the “Non-Redeeming Shareholders”), pursuant to which such Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) a portion of their ordinary shares of the Company, in an aggregate amount equal to 1,500,000 ordinary shares (the “Non-Redeemed Shares”) in connection with the Extension Meeting held on May 19, 2023, but such Non-Redeeming Shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In exchange for the foregoing commitment, the Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 375,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 375,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $363,750 or approximately $0.97 per share. The fair value was determined using the probability of a successful Business Combination of 9.98%, a volatility of 26.2%, a discount for lack of marketability of 6.5%, and the average value per share as of the valuation date of $10.42 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce the Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Executive Director concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Except as noted below, there have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 5, 2023, as supplemented by the risk factors disclosed under “Risk Factors” of our definitive proxy statement on filed with the SEC on May 2, 2023 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 17, 2023.

The reduced size of our Trust Account may make it more difficult for us to complete an initial Business Combination.

On May 19, 2023, we held an extraordinary general meeting of shareholders at which our shareholders approved the Extension. In connection with the proposal to approve the Extension, holders of 26,015,981 Class A ordinary shares exercised their right to redeem their shares for cash, which represents approximately 94.3% of the 27,600,000 issued and outstanding Class A ordinary shares that were part of the Units that were sold in the Initial Public Offering. After giving effect to such redemptions, approximately $16,673,999 remained in the Trust Account as of August 11, 2023. The resulting reduction of the amount available to us in the Trust Account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial Business Combination on commercially acceptable terms or at all.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote, which would result in the approval of an initial Business Combination even if no public shares are voted in favor of such initial Business Combination.

Pursuant to the terms of the letter agreement dated November 17, 2021 by and among us, our officers, directors and senior advisors and the Sponsor filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K on November 22, 2021 (the “Letter Agreement”), the Sponsor and each Initial Shareholder who signed the Letter Agreement have agreed to vote any shares of our Class A ordinary shares held by them in favor of any proposed initial Business Combination. In connection with the Extension, we redeemed 26,015,981 Public Shares tendered for redemption by our public shareholders and only 1,584,019 Public Shares remain outstanding. As the Class A ordinary shares held by our Initial Shareholders represent greater than a majority of the shares of our Class A ordinary shares outstanding after the Extension, we do not expect to need any of the Public Shares to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination, the Letter Agreement pursuant to which the Sponsor and each Initial Shareholder shall vote in favor of our initial Business Combination would result in the approval of the proposed initial Business Combination even if no Public Shares are voted in favor of such initial Business Combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the Extension, could increase the probability that our initial Business Combination would not be consummated and that you would have to wait for liquidation in order to redeem your Public Shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other special purpose acquisition companies seeking shareholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $267.8 million out of the Trust Account to shareholders that tendered their Public Shares for redemption in connection with the Extension. If our initial Business Combination is unsuccessful, you would not receive your pro-rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro-rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares, units, warrants and rights are listed on the Nasdaq. We are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. We expect that if the Class A ordinary shares fail to meet Nasdaq’s continued listing requirements, our units, warrants and rights will also fail to meet Nasdaq’s continued listing requirements for those securities. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange.

On July 5, 2023, we received written notice from the Staff of Nasdaq that we were not in compliance with the continued listing requirement to maintain a minimum MVLS of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until January 2, 2024, to regain compliance with the minimum MVLS requirement. To regain compliance, our MVLS must close at $50,000,000 or more for a minimum of ten consecutive business days during this 180 calendar day compliance period.

In the event that we do not regain compliance within the 180 calendar day compliance period, we may be eligible to transfer to the Nasdaq Capital Market prior to the expiry of this period, provided that we satisfy the requirements for continued listing on the Nasdaq Capital Market. There can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5450(b)(2)(A), maintain compliance with any other listing requirements to maintain our current listing on the Nasdaq Global Market or satisfy the requirements necessary to transfer the listing of our ordinary shares to the Nasdaq Capital Market.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•
a determination that our Class A ordinary shares constitute a “penny stock” which will require brokers trading in the Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Class A ordinary shares, units, warrants and rights qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1(1)	Amendment to the Amended and Restated Memorandum and Articles of Association
10.1(2)	Form of Non-Redemption Agreement
31.1*	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Thomas Northover, Executive Director of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Thomas Northover, Executive Director of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2023.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2023		/s/ Jide Zeitlin
	Name:	Jide Zeitlin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023		/s/ Lew Frankfort
	Name:	Lew Frankfort
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023		/s/ Thomas Northover
	Name:	Thomas Northover
	Title:	Executive Director
(Principal Financial and Accounting Officer)