Form 10-Q
period 2023-09-30
bleuacacia ltd
filed 2023-11-13
CIK 1843370

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 13, 2023, 1,584,049 Class A ordinary shares, par value $0.0001, and 6,900,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

BLEUACACIA LTD
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$11,841	$60,591
Prepaid expenses	63,306	284,431
Total current assets	75,147	345,022
Investments held in Trust Account	16,795,299	279,359,521
Total Assets	$16,870,446	$279,704,543

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$393,943	$250,249
Accrued expenses	71,758	6,187
Total current liabilities	465,701	256,436
Convertible working capital loan - related party	774,480	300,000
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,900,181	10,216,436

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,584,049 and 27,600,000 shares at redemption value of approximately $10.54 and $10.12 per share as of September 30, 2023 and December 31, 2022, respectively	16,695,299	279,259,521

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,725,724)	(9,772,104)
Total shareholders’ deficit	(10,725,034)	(9,771,414)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$16,870,446	$279,704,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$245,518	$158,720	$868,620	$601,608
General and administrative expenses - related party	25,000	30,000	85,000	90,334
Loss from operations	(270,518)	(188,720)	(953,620)	(691,941)

Other income:
Gain from investments held in Trust Account	215,976	1,153,364	5,189,279	1,023,644
Net (loss) income	$(54,542)	$964,644	$4,235,659	$331,703

Weighted average number of Class A ordinary shares outstanding, basic and diluted	1,584,049	27,600,000	15,116,155	27,600,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.01)	$0.03	$0.19	$0.01

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	6,900,000	6,900,000	6,900,000	6,900,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.03	$0.19	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	6,900,000	$690	$—	$(9,772,104)	$(9,771,414)
Net income	—	—	—	—	—	2,824,128	2,824,128
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,072,101)	(3,072,101)
Balance – March 31, 2023	—	—	6,900,000	690	—	(10,020,077)	(10,019,387)
Net income	—	—	—	—	—	1,466,073	1,466,073
Contribution - shareholder non-redemption agreements	—	—	—	—	363,750	—	363,750
Shareholder non-redemption agreements	—	—	—	—	(363,750)	—	(363,750)
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,901,202)	(1,901,202)
Balance – June 30, 2023	—	—	6,900,000	690	—	(10,455,206)	(10,454,516)
Net loss	—	—	—	—	—	(54,542)	(54,542)
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(215,976)	(215,976)
Balance – September 30, 2023	—	$—	6,900,000	$690	$—	$(10,725,724)	$(10,725,034)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	6,900,000	$690	$—	$(9,018,034)	$(9,017,344)
Net loss	—	—	—	—	—	(320,329)	(320,329)
Balance – March 31, 2022	—	—	6,900,000	690	—	(9,338,363)	(9,337,673)
Net loss	—	—	—	—	—	(312,613)	(312,613)
Balance – June 30, 2022	—	—	6,900,000	690	—	(9,650,976)	(9,650,286)
Net income	—	—	—	—	—	964,644	964,644
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(896,903)	(896,903)
Balance – September 30, 2022	—	$—	6,900,000	$690	$—	$(9,583,235)	$(9,582,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,235,659	$331,703
Adjustments to reconcile net income to net cash used in operating activities:
Loss from investments held in the Trust Account	(5,189,279)	(1,023,644)
Changes in operating assets and liabilities:
Prepaid expenses	221,125	246,853
Accounts payable	143,693	54,467
Accrued expenses	65,572	35,170
Net cash used in operating activities	(523,230)	(355,451)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	267,753,501	—
Net cash provided by investing activities	267,753,501	—

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	474,480	300,000
Redemption of ordinary shares	(267,753,501)	—
Net cash (used in) provided by financing activities	(267,279,021)	300,000

Net change in cash	(48,750)	(55,451)

Cash – beginning of the period	60,591	155,238
Cash – end of the period	$11,841	$99,787

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$5,189,279	$896,903
Contribution – shareholder non-redemption agreements	$363,750	$—

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On August 21, 2023, September 21, 2023 and October 20, 2023, the Company reported that it has elected to extend the Termination Date from August 22, 2023 to September 22, 2023, from September 22, 2023 to October 22, 2023 and from October 22, 2023 to November 22, 2023, respectively, which constitute three of six potential one-month extensions of the Termination Date available to the Company.

If the Company is unable to complete a Business Combination before November 22, 2023, or such later date to which the Termination Date may be extended (but no later than February 22, 2024), or during any extended time (the “Extension Period”) that the Company has to consummate a business combination as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the rights and warrants will expire and be worthless.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $12,000 in cash, a working capital deficit of approximately $391,000 and the ability to borrow up to an aggregate of approximately $726,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of September 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management of the Company has determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2023. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(10,183)	$(44,358)	$771,715	$192,929	$2,908,177	$1,327,482	$265,362	$66,341

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,584,049	6,900,000	27,600,000	6,900,000	15,116,155	6,900,000	27,600,000	6,900,000

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.03	$0.03	$0.19	$0.19	$0.01	$0.01

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000.  Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of September 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation.  For the three and nine months ended September 30, 2023, the Company incurred expenses of $25,000 and $85,000, respectively, under this agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement. As of September 30, 2023 and December 31, 2022, there was $30,000 and $5,000 in accrued expenses for services in connection with such agreement, respectively.

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

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,584,049 and 27,600,000 Class A ordinary shares outstanding that were subject to possible redemption, respectively.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	26,761,562
Class A ordinary shares subject to possible redemption, December 31, 2022	279,259,521
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	3,072,101
Class A ordinary shares subject to possible redemption, March 31, 2023	282,331,622
Less:
Redemptions	(267,753,501)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	1,901,202
Class A ordinary shares subject to possible redemption, June 30, 2023	16,479,323
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	215,976
Class A ordinary shares subject to possible redemption, September 30, 2023	$16,695,299

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,584,049 and 27,600,000 Class A ordinary shares issued and outstanding, respectively, all of which were subject to possible redemption and were classified outside of permanent equity on the condensed balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

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

Rights - As of September 30, 2023 and December 31, 2022, the Company had 27,587,477  and 27,600,000 Rights outstanding, respectively. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Warrants - As of September 30, 2023 and December 31, 2022, the Company had 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus  relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the public warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at September 30, 2023:
Investments held in Trust Account	$16,795,299	$—	$—
Assets at December 31, 2022:
Investments held in Trust Account	$279,359,521	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through September 30, 2023.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10. - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were available to be issued. Based upon this review, other than described below, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

On August 21, 2023, September 21, 2023 and October 20, 2023, the Company reported that it has elected to extend Termination Date from August 22, 2023 to September 22, 2023, from September 22, 2023 to October 22, 2023 and from October 22, 2023 to November 22, 2023, respectively, which constitute the three of six potential extensions of the Termination Date available to the Company.

On October 19, 2023, the Company drew an additional $25,000 under the Promissory Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 5, 2023 as supplemented by the risk factors disclosed under “Risk Factors” of our definitive proxy statement on Form DEF 14A filed with the SEC on May 2, 2023, Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 17, 2023 and on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 14, 2023 and the risk factors disclosed under “Risk Factors” in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

If we are unable to complete a Business Combination before November 22, 2023, or such later date to which the Termination Date may be extended (but no later than February 22, 2024), or during any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the Rights and warrants will expire and be worthless.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $12,000 in cash, working capital deficit of approximately $391,000 and the ability to borrow up to an aggregate of approximately $726,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, we entered into a convertible promissory note with our Sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the trust account released to the Company. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of September 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern,” we have determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 22, 2023. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended September 30, 2023, we had net loss of approximately $55,000, which consisted of the approximately $246,000 in general and administrative expenses and $25,000 in related party general and administrative expenses, partially offset by the approximately $216,000 gain from investments held in the trust account.

For the three months ended September 30, 2022, we had net income of approximately $964,000, which consisted of approximately $1.2 million gain from investments held in the trust account, partially offset by approximately $159,000 in general and administrative expenses and $30,000 in related party general and administrative expenses.

For the nine months ended September 30, 2023, we had net income of approximately $4.2 million, which consisted of the approximately $5.2 million gain from investments held in the trust account, partially offset by approximately $869,000 in general and administrative expenses and $85,000 in related party general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $332,000, which consisted of approximately $1.0 million gain from investments held in the trust account, partially offset by approximately $602,000 in general and administrative expenses and approximately $90,000 in related party general and administrative expenses.

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

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the Sponsor’s option. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of September 30, 2023 and December 31, 2022, approximately $774,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three and nine months ended September 30, 2023, the Company incurred expenses of $25,000 and $85,000, respectively, under this agreement. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000, respectively, under this agreement.

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

Net (Loss) Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Executive Director concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 5, 2023, as supplemented by the risk factors disclosed under “Risk Factors” of our definitive proxy statement on filed with the SEC on May 2, 2023 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 17, 2023 and on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 14, 2023.

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

Item 3.	Defaults Upon Senior Securities

None.

Item4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

Date: November 13, 2023		/s/ Jide Zeitlin
	Name:	Jide Zeitlin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023		/s/ Lew Frankfort
	Name:	Lew Frankfort
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023		/s/ Thomas Northover
	Name:	Thomas Northover
	Title:	Executive Director
(Principal Financial and Accounting Officer)