Form 10-K
period 2023-12-31
bleuacacia ltd
filed 2024-04-15
CIK 1843370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Class A ordinary shares held by non-affiliates of the registrant was approximately $16,252,034.94 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.26, as reported on Nasdaq.

As of April 4, 2024, 3,765,496 Class A ordinary shares, par value $0.0001, and 3,790,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains statements that are forward-looking in nature. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	the potential that our sponsor may sell a portion of its ownership interest in us;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
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

Recent Developments

On May 19, 2023, we held our first extraordinary general meeting of shareholders (the “First Extension Meeting”) at which our shareholders approved amendments to our amended and restated memorandum and articles of association which (i) extended the date (the “Termination Date”) by which we had to consummate a business combination (the “Articles Extension”) to August 22, 2023 (the “Articles Extension Date”) and allowed us, without another shareholder vote, to elect to extend the Termination Date on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the board of directors, if requested by the sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 22, 2024, or a total of up to nine months after May 22, 2023, unless the closing of a business combination shall have occurred prior thereto (the “First Extension”) and (ii) eliminated from our amended and restated memorandum and articles of association the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 (the “Redemption Limitation”) in order to allow us to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the First Extension, we and the sponsor entered into non-redemption agreements with ten unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,500,000 Class A ordinary shares, in exchange for an aggregate of 375,000 Class B ordinary shares which the sponsor agreed to transfer to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such Class A ordinary shares of the Company through the First Extension Meeting.

In addition, in connection with the First Extension Meeting, holders of 26,015,981 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of approximately $267.8 million. As a result, approximately $267.8 million was removed from our trust account.

Following the First Extension Meeting, we further extended the Termination Date from August 22, 2023 to February 22, 2024 on a monthly basis, by resolution of the board of directors, each time following a request by the sponsor and upon five days’ advance notice prior to the applicable Termination Date (the “Monthly Extensions”).

On January 2, 2024, we held our second extraordinary general meeting (the “Second Extension Meeting”) at which our shareholders approved amendments to our amended and restated memorandum and articles of association which (i) extended the Termination Date from February 22, 2024 to November 22, 2024 or such earlier date as our board of directors may approve in accordance with our amended and restated memorandum and articles of association (the “Second Extension,” and together with the “First Extension” and “Monthly Extensions,” the “Extensions”) and (ii) provided that holders of our Class B ordinary shares could convert their Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder.

In connection with the Second Extension, we and the sponsor entered into non-redemption agreements with four unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 534,929 Class A ordinary shares, in exchange for an aggregate of 160,479 Class B ordinary shares which the Sponsor agreed to transfer to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such Class A ordinary shares of the Company through the Second Extension Meeting.

In addition, in connection with the Second Extension Meeting, holders of 928,553 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $9.97 million. As a result, approximately $9.97 million was removed from our trust account. Immediately following the Second Extension Meeting, our trust account contained approximately $7.04 million.

Following the Second Extension Meeting, on January 5, 2024, certain of our initial shareholders, including the sponsor and certain of our directors, converted on a one-for-one basis 3,110,000 Class B ordinary shares into Class A ordinary shares pursuant to our amended and restated memorandum and articles of association.

Nasdaq Listing

On July 5, 2023, we received written notice from the Listing Qualifications department of the Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A), which required us to maintain a minimum Market Value of Listed Securities of $50,000,000. On January 8, 2024, we received notice from the Listing Qualifications department of Nasdaq approving our application to transfer the listing of our securities from The Nasdaq Global Market to The Nasdaq Capital Market. Upon the transfer of the listing of our securities to The Nasdaq Capital Market, this deficiency was resolved because we were no longer subject to the continued listing requirements for The Nasdaq Global Market.

Offers to Sponsor

Our sponsor has received and is considering a number of offers for the purchase of a portion of its ownership interest in us. While our board of directors has not approved any of these offers and we cannot assure you that any of these transactions will occur on the proposed terms or at all, certain of these offers, if consummated, could result in a change in our ownership (including in certain cases, a potential change in control of the Company and involve other economic and governance changes, including board designation rights in favor of the potential purchaser and the replacement of certain directors on our board).

Letter Agreement Amendment

On April 15, 2024, we have entered into an amendment to that certain letter agreement dated November 17, 2021, entered into by and among the Company, its officers, directors and senior advisors at the time of the initial public offering and the sponsor (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares have been eliminated. In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

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

Financial Position

With funds available for a business combination in the amount of $7,145,918.79, as of April 4, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any ordinary shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. As of April 4, 2024, we had $7,145,918.79 in our trust account. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, directors, officers and senior advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Public Shares held by them in connection with the completion of our initial business combination.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than  any net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination following such redemptions. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

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

Redemptions of our Public Shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

•
if our initial business combination is not consummated by November 22, 2024 or such earlier date as shall be determined by our board of directors, or during any Extension Period, if applicable, then our existence will terminate and we will distribute all amounts in the trust account; and

•
after the completion of the Initial Public Offering and prior to our initial business combination, we may not issue additional ordinary shares or any other securities that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to amend the foregoing provisions.

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

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the funds available to us in the trust account, and borrowings available under the 2022 Notes (as defined below), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of the trust account and our rights and warrants will expire worthless.

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

Available Information

We are required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at www.acacia.blue. The information posted on or accessible through our website is not incorporated into this Annual Report. The references to our websites are intended to be inactive textual references only.

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
•
We may not be able to complete our initial business combination by November 22, 2024 (or up to any Extension Period, if applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, and our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

•	The reduced size of our trust account may make it more difficult for us to complete an initial business combination.
•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
•	Global or regional conditions may adversely affect our business and our ability to consummate our initial business combination.
•	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.
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

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our Public Shares, combined with the completed redemptions of Public Shares in connection with the Extensions, could increase the probability that our initial business combination would not be consummated and that, if you wanted to redeem your Public Shares, you would have to wait for liquidation in order to redeem your Public Shares.

•
The requirement that we complete our initial business combination by November 22, 2024 (or up to any Extension Period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of the debt and equity markets and other events.

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

•
The SEC has adopted new rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules (defined herein) may cause us to liquidate the funds in the trust account or liquidate bleuacacia at an earlier time than we might otherwise choose.

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

We may not be able to complete our initial business combination by November 22, 2024 (or up to any Extension Period, if applicable), in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, and our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

We have up to November 22, 2024 (or up to any Extension Period, if applicable), to consummate an initial business combination. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only approximately $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our rights and warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our ability to complete our initial business combination may be negatively impacted by general market conditions (including the economic effects of the ongoing military conflict between Russia and Ukraine and economic sanctions and other government responses thereto and the Israel-Hamas conflict), volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, wars, natural disasters or a significant outbreak of infectious diseases. Furthermore, other events such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases may negatively impact businesses we may seek to acquire.

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

On May 19, 2023 and January 2, 2024, we held extraordinary general meetings of shareholders at which our shareholders approved the Extensions. In connection therewith, holders of 26,015,981 Class A ordinary shares and 928,553 Class A ordinary shares, respectively, exercised their right to redeem their shares for cash, which in total represent approximately 97.6% of the 27,600,000 issued and outstanding Class A ordinary shares that were part of the Units that were sold in the Initial Public Offering. After giving effect to such redemptions, approximately $7,145,918.79 remains in the trust account as of April 4, 2024. The resulting reduction of the amount available to us in the trust account may make us a less attractive partner for a target and also may make it more difficult for us to complete an initial business combination on commercially acceptable terms or at all.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management of the Company has determined that the Company's liquidity, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern and that the Company will need additional funds to raise the additional capital it needs to fund its business operations and complete any business combination prior to November 22, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2024. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest (including the Israel-Hamas conflict), political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues, supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

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

Unlike some other blank check companies in which initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, pursuant to the terms of the letter agreement dated November 17, 2021 by and among us, our officers, directors and senior advisors and the sponsor filed with the SEC as Exhibit 10.1 to the Current Report on Form 8-K on November 22, 2021 (the “letter agreement”), the sponsor and each initial shareholder who signed the letter agreement have agreed to vote any shares of our Class A ordinary shares held by them in favor of any proposed initial business combination. In connection with the Extensions, we redeemed 26,944,534 Public Shares tendered for redemption by our public shareholders and as a result, only 3,765,496 Public Shares remain outstanding as of April 4, 2024, which include 3,110,000 Class A ordinary shared held by the sponsor and certain directors following the conversion of Class B ordinary shares into Class A ordinary shares consummated on January 5, 2024. As the Class A ordinary shares held by our initial shareholders represent greater than a majority of the shares of our Class A ordinary shares outstanding after the Extensions, we do not expect to need any of the Public Shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the letter agreement pursuant to which the sponsor and each initial shareholder have agreed to vote in favor of our initial business combination would result in the approval of the proposed initial business combination even if no Public Shares are voted in favor of such initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our Public Shares, combined with the completed redemptions of Public Shares in connection with the Extensions, could increase the probability that our initial business combination would not be consummated and that, if you wanted to redeem your Public Shares, you would have to wait for liquidation in order to redeem your Public Shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price for the business combination, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. This risk may be increasingly prevalent given recent high levels of redemptions among other SPACs seeking shareholder approval of certain charter amendments or completing their initial business combinations. This risk is magnified because we paid approximately $267.8 million and $9.97 million out of the trust account to shareholders that tendered their Public Shares for redemption in connection with the First Extension and Second Extension, respectively. If our initial business combination is unsuccessful, if you wanted to redeem your Public Shares, you would not receive your pro-rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro-rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with a redemption of your shares until we liquidate or you are able to sell your shares in the open market.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination following such redemptions. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we complete our initial business combination by November 22, 2024 (or up to any Extension Period, if applicable) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

We have up to November 22, 2024 (or up to any Extension Period, if applicable) to consummate an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 22, 2024. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to November 22, 2024. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of the debt and equity markets and other events.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, events such as terrorist attacks, wars, global conflicts (including the current events involving Ukraine and Russia and the Israel-Hamas conflict), natural disasters or a significant outbreak of infectious diseases (such as the COVID-19 pandemic) could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Moreover, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which has led to higher interest rates and greater economic uncertainty. Disruptions and economic uncertainty resulting from events such as terrorist attacks, wars, global conflicts (including the current events involving Ukraine and Russia and the Israel-Hamas conflict), natural disasters or a significant outbreak of infectious diseases (such as the COVID-19 pandemic) may have a material adverse effect on our ability to consummate a business combination, or on the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by events such as terrorist attacks, wars, global conflicts (including the current events involving Ukraine and Russia and the Israel-Hamas conflict), natural disasters or a significant outbreak of infectious diseases (such as the COVID-19 pandemic), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the funds available to us in the trust account, and borrowings available under the 2022 Notes (as defined herein), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

If the funds held outside the trust account are insufficient to allow us to operate at least up to November 22, 2024, we may be unable to complete our initial business combination.

As of December 31, 2023, we had approximately $0.03 million in cash, and a working capital deficit of approximately $0.86 million. The funds available to us outside of the trust account may not be sufficient to allow us to operate at least up to November 22, 2024, assuming that our initial business combination is not completed during that time. Since the completion of our Initial Public Offering, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. On April 1, 2022, we entered into a convertible promissory note with our sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. In July 2022, we borrowed $300,000 under the 2022 Note. As of December 31, 2023, $899,000 was outstanding under the 2022 Note. Our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following the closing of the Initial Public Offering (plus applicable Extension Periods); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of the trust account and our rights and warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share,” “— Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”” and other risk factors herein.

We are dependent on the 2022 Note and may in the future depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2023, we had approximately $0.03 million in cash, and a working capital deficit of approximately $0.86 million. On April 1, 2022, we entered into the 2022 Note. If we require additional capital, we will need to draw on the 2022 Note, or borrow other funds from our sponsor, management team or other third parties to operate, or may be forced to liquidate. None of our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan additional funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans (including amounts drawn under the 2022 Note) may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, and our rights and warrants will expire worthless. See “ – If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. The SEC has, in the past year, adopted certain rules and may, in the future adopt other rules, which may have a material effect on our activities and on our ability to consummate an initial business combination, including the SPAC Final Rules (as defined below) described below.

The SEC has adopted new rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate bleuacacia at an earlier time than we might otherwise choose.

On January 24, 2024, the SEC issued new rules (the “SPAC Final Rules”), effective as of July 1, 2024, that formally adopted some of the proposed rules for SPACs that were released on March 30, 2022, relating, among other things, to disclosures in SEC filings in connection with initial public offerings by SPACs; business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Final Rules, or pursuant to the SEC’s views expressed in the SPAC Final Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Final Rules may cause us to liquidate the funds in the trust account or liquidate bleuacacia at an earlier time than we might otherwise choose. Were we to liquidate, our rights and warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate bleuacacia.

As described further above, the SPAC Final Rules include guidance that the determination of whether a SPAC such as bleuacacia could potentially be subject to the Investment Company Act and the regulations thereunder is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities. There remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within 24 months from the effective date of its IPO registration statement. As indicated above, we completed the Initial Public Offering in November 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 29 months after the effective date of the Initial Public Offering, as of the date of Annual Report on Form 10-K). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate bleuacacia. Were we to liquidate, our rights and warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of bleuacacia.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have instructed Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to maintain the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination and the liquidation of bleuacacia. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate and bleuacacia cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of bleuacacia.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to our 36-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate bleuacacia. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account, even prior to November 22, 2024, and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of bleuacacia. Were we to liquidate, our rights and warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we have not completed our initial business combination by November 22, 2024, our public shareholders may be forced to wait beyond such allotted time period before redemption from the trust account.

If we have not completed our initial business combination by November 22, 2024 or during any Extension Period, if applicable, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding-up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding-up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding-up, liquidation and distribution must comply with the applicable provisions of the Companies Act (as Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Law”). In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of the trust account become available to them and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

The founder shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial shareholders, directors, officers and senior advisors have entered into with us; (3) pursuant to such letter agreement, our initial shareholders, directors, officers and senior advisors have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) pursuant to the letter agreement, upon and subject to the completion of the initial business combination, 25% of the founder shares then held by the sponsor shall be considered to be newly unvested shares, one-half of which (or 12.5% of the shares then held by the sponsor) will vest only if the closing price of Class A ordinary shares on Nasdaq equals or exceeds $12.50 for any 20 trading days within a 30 trading day period (the “First Share Price Level”) is achieved on or after the first anniversary of the closing of the initial business combination but before the fifth anniversary; and one-half of which (or 12.5% of the shares then held by the sponsor) will vest only if the closing price of Class A ordinary shares on Nasdaq equals or exceeds $15.00 for any 20 trading days within a 30 trading day period (the “Second Share Price Level”) is achieved on or after the first anniversary of the closing of the initial business combination but before the fifth anniversary (founder shares, if any, that remain unvested at the fifth anniversary of the closing of the initial business combination will be forfeited); (5) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and (6) the founder shares are entitled to registration rights. If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them (including public shares purchased in open market and privately-negotiated transactions) in favor of our initial business combination. It may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of the letter agreement or the registration rights agreement in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, on April 15, 2024, we have entered into an amendment to the Letter Agreement Amendment pursuant to which, the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares have been eliminated. In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

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

We may be able to complete only one business combination with the funds currently available in our trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than any net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination following such redemptions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. For example, we have amended our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination and eliminate the limitation that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets of less than $5,000,001. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shares present at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any other modification or amendment, including any modification or amendment to increase the exercise price of the public warrants or shorten the exercise period. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreements, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Although we believe that the funds currently available in our trust account and borrowings available under the 2022 Notes (as defined herein) will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the funds currently available in our trust account, as well as borrowings available under the 2022 Note, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On April 15, 2024, we have entered into the Letter Agreement Amendment pursuant to which the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares have been eliminated. In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 18 months from the closing of the Initial Public Offering, or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of rights and warrants will not have any right to the proceeds held in the trust account with respect to the rights and warrants, respectively. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. For example, on July 5, 2023, we received written notice from the Listing Qualifications department of the Nasdaq that we were not in compliance with the continued listing requirement to maintain a minimum Market Value of Listed Securities of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). On January 8, 2024, Nasdaq approved our application to transfer the listing of our securities from The Nasdaq Global Market to The Nasdaq Capital Market. Upon the transfer of the listing of our securities to The Nasdaq Capital Market, this deficiency was resolved because we were no longer subject to the continued listing requirements for The Nasdaq Global Market. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels in accordance with the continued listing requirements for The Nasdaq Capital Market. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order for our Class A ordinary shares to be listed upon the consummation of our initial business combination, at such time, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of December 31, 2023, there were 466,295,232 and 46,200,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding rights or warrants or shares issuable upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2023, there were no preferred shares issued and outstanding.

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

We issued warrants to purchase 13,800,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), and 24,000,000 rights entitling the holder thereof to receive one-sixteenth (1/16) of one Class A ordinary share upon the consummation of our initial business combination as part of the Units sold in the Initial Public Offering, and simultaneously with the closing of the Initial Public Offering, we issued in a Private Placement an aggregate of 7,520,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment at $1.00 per warrant. Our initial shareholders currently hold 3,790,000 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

Our letter agreement with our sponsor, directors, officers and senior advisors contains provisions relating to transfer restrictions of our founder shares and Private Placement Warrants, the vesting of 25% of the founder shares held by the sponsor, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. It may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. For example, on April 15, 2024, we have entered into the Letter Agreement Amendment, pursuant to the Letter Agreement Amendment, the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares would have been eliminated.  In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

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

To the extent that the sponsor is deemed to be a “foreign person” under the regulations relating to CFIUS, it may be more difficult (or even impossible) to obtain any required approvals for our initial business combination within the requisite time period, which would require us to liquidate.

The sponsor, bleuacacia sponsor, LLC, is a Cayman Islands limited liability company. The sponsor currently owns 3,790,000 shares of our Class B ordinary shares acquired prior to our Initial Public Offering, and 7,520,000 Private Placement Warrants that were purchased by the sponsor in a private placement which occurred simultaneously with the completion of the Initial Public Offering. The sponsor is not controlled by a non-U.S. person. Approximately 13.4% of the total allocated membership interests in the sponsor are owned by non-U.S. persons. To the best of our knowledge, other than the members holding an approximate 13.4% interest in the sponsor, the sponsor does not have substantial ties with any non-U.S. persons.

We do not believe that our sponsor constitutes a “foreign person” under CFIUS rules and regulations at this time. However, our sponsor has received and is considering a number of offers for the purchase of a portion of its ownership interest in us. While our board of directors has not approved any of these offers and we cannot assure you that any of these transactions will occur on the proposed terms or at all, certain of these offers, if consummated, could result in a change in our ownership (including in certain cases, a potential change in control of the Company and involve other economic and governance changes, including board designation rights in favor of the potential purchaser and the replacement of certain directors on our board). If at the relevant time CFIUS considers us to be a “foreign person” and believes that the business of a business combination target may affect national security, we could be subject to foreign ownership restrictions and/or CFIUS review. If a potential business combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate a business combination. In addition, if a potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the business combination.

Although we do not believe the sponsor is a “foreign person” at this time, CFIUS may take a different view at the relevant time and decide to recommend blocking or delaying a potential business combination, impose conditions to mitigate national security concerns with respect to a potential business combination, order us to divest all or a portion of a U.S. business of the potential combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any potential foreign ownership by the sponsor. As a result, the pool of potential targets with which we could complete a business combination may be limited due to such regulatory restrictions. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete a business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive approximately $10.71 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a potential business combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We are a SPAC with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. However, because we have investments in our trust account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any material cybersecurity incidents since our Initial Public Offering.

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

As of December 31, 2023, there was 1 holder of record of our Units, 2 holders of record of our separately traded Class A ordinary shares, 1 holder of record of our rights and 2 holders of record of our redeemable warrants.

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

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The registration statement for our Initial Public Offering was declared effective on November 17, 2021. On November 22, 2021, we consummated the Initial Public Offering of 27,600,000 Units, including the issuance of 3,600,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.3 million, of which approximately $9.7 million was for deferred underwriting commissions.

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

If we are unable to complete a Business Combination before November 22, 2024 or during any Extension Period, if applicable, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the Rights and warrants will expire and be worthless.

On January 2, 2024, we held an extraordinary general meeting of shareholders at which our shareholders approved proposals to amend our amended and restated memorandum and articles of association to (i) extend the date by which we have to consummate a business combination from February 22, 2024 to November 22, 2024 or such earlier date as our board of directors may approve in accordance with the amended and restated memorandum and articles of association and (ii) to provide for the right of a holder of the our Class B ordinary shares, par value $0.0001 per share, to convert their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder.

Liquidity and Going Concern

As of December 31, 2023, we had approximately $32,000 in cash, working capital deficit of approximately $861,000 and the ability to borrow up to an aggregate of approximately $600,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, we entered into a convertible promissory note with our Sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of our initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, March 2023, October 2023 and December 2023, we borrowed approximately $300,000, $474,000, $25,000 and $100,000 under the 2022 Note, respectively. As of December 31, 2023 and 2022, approximately $899,000 and $300,000 was outstanding under the 2022 Note, respectively.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern,” we have determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern and that we will need additional funds to raise the additional capital we need to fund our business operations and complete any business combination prior to November 22, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 22, 2024. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to December 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2023, we had net income of approximately $3.9 million, which consisted of an approximately $5.4 million gain from investments held in the trust account, partially offset by approximately $1.4 million in general and administrative expenses and $120,000 in related party general and administrative expenses.

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

Related Party Loans

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of an initial business combination. If we complete a business combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the Sponsor’s option. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, we borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. As of December 31, 2023 and 2022, approximately $899,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the year ended December 31, 2023, we incurred expenses of approximately $120,000 under this agreement. For the year ended December 31, 2022, we incurred expenses of approximately $120,000 under this agreement. As of December 31, 2023 and 2022, there was $65,000 and $5,000 in accrued expenses for services in connection with such agreement, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Non-Redemption Agreement

In May 2023, we and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with ten unaffiliated third parties (the “Non-Redeeming Shareholders”), pursuant to which such Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) a portion of their ordinary shares, in an aggregate amount equal to 1,500,000 ordinary shares (the “Non-Redeemed Shares”) in connection with the First Extension Meeting held on May 19, 2023, but such Non-Redeeming Shareholders retained their right to require us to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In exchange for the foregoing commitment, the Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 375,000 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. We estimated the aggregate fair value of such 375,000 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $363,750 or approximately $0.97 per share. The fair value was determined using the probability of a successful Business Combination of 9.98%, a volatility of 26.2%, a discount for lack of marketability of 6.5%, and the average value per share as of the valuation date of $10.42 derived from an option pricing model for publicly traded warrants.  Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by us as a capital contribution by the Sponsor to induce the Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the year ended December 31, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of bleuacacia ltd (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”) on or before November 22, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 22, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 22, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA
April 15, 2024

BLEUACACIA LTD
BALANCE SHEETS

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$32,257	$60,591
Prepaid expenses	—	284,431
Total current assets	32,257	345,022
Investments held in Trust Account	17,018,719	279,359,521
Total Assets	$17,050,976	$279,704,543

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$685,367	$250,249
Accrued expenses	207,398	6,187
Total current liabilities	892,765	256,436
Convertible working capital loan - related party	899,480	300,000
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	11,452,245	10,216,436

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,584,049 and 27,600,000 shares at redemption value of approximately $10.68 and $10.12 per share as of December 31, 2023 and 2022, respectively	16,918,719	279,259,521

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(11,320,678)	(9,772,104)
Total Shareholders’ Deficit	(11,319,988)	(9,771,414)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$17,050,976	$279,704,543

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
General and administrative expenses	$1,428,574	$760,478
General and administrative expenses - related party	120,000	120,333
Loss from operations	(1,548,574)	(880,811)

Other income:
Gain from investments held in Trust Account	5,412,699	3,386,262
Net income	$3,864,125	$2,505,451

Weighted average number of Class A ordinary shares outstanding, basic and diluted	11,705,323	27,600,000

Basic and diluted net income per share, Class A ordinary shares	$0.21	$0.07

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	6,900,000	6,900,000

Basic and diluted net income per share, Class B ordinary shares	$0.21	$0.07

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(9,018,034)	$(9,017,344)
Remeasurement on Class A common stock subject to possible redemption	—	—	—	—	—	(3,259,521)	(3,259,521)
Net income	—	—	—	—	—	2,505,451	2,505,451
Balance - December 31, 2022	—	$—	6,900,000	$690	$—	$(9,772,104)	$(9,771,414)
Net income	—	—	—	—	—	3,864,125	3,864,125
Contribution - shareholder non-redemption agreements	—	—	—	—	363,750	—	363,750
Shareholder non-redemption agreements	—	—	—	—	(363,750)	—	(363,750)
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,412,699)	(5,412,699)
Balance – December 31, 2023	—	$—	6,900,000	$690	$—	$(11,320,678)	$(11,319,988)

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,864,125	$2,505,451
Adjustments to reconcile net income to net cash used in operating activities:
Gain from investments held in the Trust Account	(5,412,699)	(3,386,262)
Changes in operating assets and liabilities:
Prepaid expenses	284,431	332,354
Accounts payable	435,118	236,432
Accrued expenses	201,211	(82,622)
Net cash used in operating activities	(627,814)	(394,647)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	267,753,501	—
Net cash provided by investing activities	267,753,501	—

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	599,480	300,000
Redemption of ordinary shares	(267,753,501)	—
Net cash (used in) provided by financing activities	(267,154,021)	300,000

Net change in cash	(28,334)	(94,647)

Cash – beginning of the period	60,591	155,238
Cash – end of the period	$32,257	$60,591

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$5,412,699	$3,259,521
Contribution – shareholder non-redemption agreements	$363,750	$—

The accompanying notes are an integral part of these financial statements.

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

bleuacacia ltd (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus its search on a premium branded consumer retail business.

As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On January 8, 2024, the Company received notice from the Listing Qualifications department of The Nasdaq Stock Market LLC approving the Company’s application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the open of business on January 11, 2024.

The Company further extended the Termination Date from August 22, 2023 to February 22, 2024 on a monthly basis, by resolution of the board of directors, each time following a request by the sponsor and upon five days’ advance notice prior to the applicable Termination Date.

On January 2, 2024, the Company held the Shareholder Meeting at which the Company’s shareholders approved proposals to amend the Company’s amended and restated memorandum and articles of association to (i) extend the Termination Date from February 22, 2024 to November 22, 2024 or such earlier date as the Company’s board of directors may approve in accordance with the Memorandum and Articles of Association and (ii) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder.

If the Company is unable to complete a Business Combination before November 22, 2024 (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the rights and warrants will expire and be worthless.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had approximately $32,000 in cash, a working capital deficit of approximately $861,000 and the ability to borrow up to an aggregate of approximately $600,000 remaining under the 2022 Note (as defined below). The Company has determined that it will need additional funds to raise the additional capital it needs to fund its business operations and complete any business combination prior to November 22, 2024.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial business combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, March 2023, October 2023 and December 2023, the Company borrowed approximately $300,000, $474,000, $25,000 and $100,000 under the 2022 Note, respectively. As of December 31, 2023 and 2022, approximately $899,000 and $300,000 was outstanding under the 2022 Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management of the Company has determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 22, 2024. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,431,069	$1,433,056	$2,004,361	$501,090

Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,705,323	6,900,000	27,600,000	6,900,000

Basic and diluted net income per ordinary share	$0.21	$0.21	$0.07	$0.07

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective beginning on January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations and cash flows. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

In May 2021, the Sponsor transferred 40,000 Founder Shares to each of the two independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

In December 2023, the Sponsor transferred 30,000 Founder Shares to an independent director nominees. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares sold to the Company’s Initial Stockholders and independent directors was approximately $13,800, or $0.46 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
Related Party Loans

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. On October 19, 2023 and December 20, 2023, the Company drew an additional $25,000 and $100,000 under the Promissory Note, respectively. As of December 31, 2023 and 2022, approximately $899,000 and $300,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the year ended December 31, 2023, the Company incurred expenses of approximately $120,000 under this agreement. For the year ended December 31, 2022, the Company incurred expenses of approximately $120,000 under this agreement. As of December 31, 2023 and 2022, there was $65,000 and $5,000 in accrued expenses for services in connection with such agreement, respectively.

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

On December 22, 2023 and December 27, 2023, the Company and the Sponsor entered into non-redemption agreements with three unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 384,929 Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 115,479 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such Non-Redeemed Shares through the Extension Meeting.  As of December 31, 2023, the fair value of the Class B ordinary shares that will be transferred under the non-redemption agreements will not be recorded until January 2, 2024, the date that the extraordinary general meeting was held.

On January 2, 2024, the Company and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreement”) with an unaffiliated third party, pursuant to which such third party agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 150,000 Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Amendment Proposal. In exchange for the foregoing commitment not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 45,000 Class B ordinary shares of the Company held by the Sponsor to such third party immediately following consummation of an initial business combination if such third party continued to hold such Non-Redeemed Shares through the extraordinary general meeting of the Company held on January 2, 2024. The Non-Redemption Agreement increased the amount of funds that remain in the Company’s trust account following the Shareholder Meeting.

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,584,049 and 27,600,000 Class A ordinary shares outstanding that were subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	26,761,562
Class A ordinary shares subject to possible redemption, December 31, 2022	279,259,521
Less:
Redemptions	(267,753,501)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	5,412,699
Class A ordinary shares subject to possible redemption, December 31, 2023	$16,918,719

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,584,049 and 27,600,000 Class A ordinary shares issued and outstanding, respectively, all of which were subject to possible redemption and were classified outside of permanent equity on the balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 6,900,000 Class B ordinary shares issued and outstanding. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.  On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

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

Rights - As of December 31, 2023 and 2022, the Company had 27,589,302 and 27,600,000 Rights outstanding, respectively. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

Warrants - As of December 31, 2023 and 2022, the Company had 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus  relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the public warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at December 31, 2023:
Investments held in Trust Account	$17,018,719	$—	$—
Assets at December 31, 2022:
Investments held in Trust Account	$279,359,521	$—	$—

BLEUACACIA LTD
NOTES TO FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through December 31, 2023.

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

On January 2, 2024, the Company held an extraordinary general meeting of shareholders at which the Company’s shareholders approved proposals to amend the Company’s amended and restated memorandum and articles of association to (i) extend the date (the “Termination Date”) by which the Company has to consummate a business combination from February 22, 2024 to November 22, 2024 or such earlier date as the Company’s board of directors may approve in accordance with the amended and restated memorandum and articles of association (the “Extension Amendment Proposal”); and (ii) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder.

On December 22, 2023 and December 27, 2023, the Company and the Sponsor entered into non-redemption agreements with three unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 384,929 Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 115,479 Class B ordinary shares of the Company held by the Sponsor to such third parties immediately following consummation of an initial business combination if such third parties continued to hold such Non-Redeemed Shares through the Extension Meeting.  As of December 31, 2023, the fair value of the Class B ordinary shares that will be transferred under the non-redemption agreements will not be recorded until January 2, 2024, the date that the extraordinary general meeting was held.

On January 2, 2024, the Company and the Sponsor entered into a non-redemption agreement (the “Non-Redemption Agreement”) with an unaffiliated third party, pursuant to which such third party agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 150,000 Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Extension Amendment Proposal. In exchange for the foregoing commitment not to redeem such Class A ordinary shares, the Sponsor agreed to transfer an aggregate of 45,000 Class B ordinary shares of the Company held by the Sponsor to such third party immediately following consummation of an initial business combination if such third party continued to hold such Non-Redeemed Shares through the extraordinary general meeting of the Company held on January 2, 2024. The Non-Redemption Agreement increased the amount of funds that remain in the Company’s trust account following the Shareholder Meeting.

In connection with the vote to approve the Extension Amendment Proposal, holders of 928,553 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $9.97 million. As a result, approximately $9.97 million has been removed from the trust account established by the Company in connection with its initial public offering to redeem such shares and 655,466 Class A ordinary shares of the Company remained outstanding after the redemption. Approximately $7.04 million remained in the trust account.

In addition, certain of the Company’s initial shareholders, including the Sponsor and certain of its directors have notified the Company of their intention to convert on a one-for-one basis 3,110,000 Class B ordinary shares into Class A ordinary shares (the “Conversion”) pursuant to the Articles. As a result of such Conversion, which consummated on January 5, 2024, approximately 3.75 million Class A ordinary shares and 3.79 million Class B ordinary shares were issued and outstanding, respectively.

On January 8, 2024, the Company received notice from the Listing Qualifications department of The Nasdaq Stock Market LLC approving the Company’s application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the open of business on January 11, 2024.

On March 21, 2024, the Company drew an additional $200,000 under the Promissory Note.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2023.

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

Letter Agreement Amendment

On April 15, 2024, we have entered into an amendment to that certain letter agreement dated November 17, 2021, entered into by and among the Company, its officers, directors and senior advisors at the time of the initial public offering and the sponsor (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares have been eliminated. In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.8 to this Annual Report on Form 10-K.

Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Title
Jide Zeitlin	60	Co-Chairman of the Board and Co-Chief Executive Officer
Lew Frankfort	78	Co-Chairman of the Board and Co-Chief Executive Officer
Charles McGuigan	67	Chief Operating Officer, President and Director
Thomas Northover	35	Executive Director
Ibukun Awosika	61	Director
Natara Holloway	47	Director
Kat Peeler	60	Director

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

Thomas Northover has been our Executive Director since February 2021. Mr. Northover is the Chief Investment Officer of The Keffi Group Ltd., a New York based family office (“The Keffi Group”). Prior to joining The Keffi Group, Mr. Northover worked in the Financial Institutions Group of Lazard’s Financial Advisory business. Mr. Northover was a founding member of the investment team at Nigeria’s sovereign wealth fund, the NSIA. Mr. Northover was responsible for the investment of a significant portion of NSIA’s initial capital and the management of segregated funds for the Nigerian government. Prior to joining NSIA, Mr. Northover was seconded by the U.K. government to the Nigerian Presidency as an economist. We believe that Mr. Northover is well qualified to serve as a member of our board of directors based on his experience in finance, investment management and as an investor. Mr. Northover received a BSc in Philosophy, Politics and Economics and an MSc in Economics from the University of Warwick, UK, an Overseas Development Institute Fellowship, and an MBA from Harvard Business School.

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

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

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

•
Our initial shareholders, directors, officers and senior advisors have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 18 months after the closing of this offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors, officers and senior advisors have entered into with us, as amended by the Letter Agreement Amendment, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. In addition, our sponsor has agreed, subject to exceptions, not to transfer any unvested founder shares prior to the date such securities become vested, except transfers of founder shares and ordinary shares issued or issuable upon the exercise or conversion of the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination, except transfers of Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. Since our sponsor and directors and officers directly and/or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 4, 2024 by:

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

	Class A Ordinary Shares		Class B Ordinary Shares (1)
Name and Address of Beneficial Owner (2)	Beneficially Owned	Approximate Percentage of Class A Ordinary Shares Issued and Outstanding	Beneficially Owned	Approximate Percentage of Class B Ordinary Shares Issued and Outstanding	Approximate Percentage of Issued and Outstanding Ordinary Shares
Directors and Officers
Jide Zeitlin (3)	—	—	—	—	—
Lew Frankfort (3)	—	—	—	—	—
Charles McGuigan (3)	—	—	—	—	—
Thomas Northover (3)	—		—	—	—
Ibukun Awosika(4)	40,000	1.1%	—	—	—
Natara Holloway(4)	40,000	1.1%	—	—	—
Kat Peeler(4)	30,000	*	—	—	—
All officers and directors as a group (6 individuals)	110,000	2.9%	—	—	—
Other 5% Holders
bleuacacia sponsor LLC (5)	3,000,000	79.7%	3,790,000	100%	89.9%
*	Less than one percent.
(1)
Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(2)	Unless otherwise noted, the business address of each of the following is 500 Fifth Avenue New York, NY 10110.
(3)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.
(4)	Reflects the conversion of Class B ordinary shares into Class A ordinary shares on a one-for-one basis consummated on January 5, 2024.
(5)
Reflects the conversion of Class B ordinary shares into Class A ordinary shares on a one-for-one basis consummated on January 5, 2024. Jide Zeitlin and at least three other individuals each have voting and dispositive power over the shares owned by bleuacacia sponsor LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, the aforementioned individuals do not exercise voting or dispositive control over any of the securities held by bleuacacia sponsor LLC, even those in which such person directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

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

Policy for Approval of Related Party Transactions

Our Code of Ethics requires us to avoid conflicts of interest, wherever possible, except as may be allowed under guidelines or resolutions approved by the Board (or the appropriate committee of the Board) or as disclosed in our public filings with the SEC. Anything that would be a conflict for a person subject to the Code of Ethics also will be a conflict for a member of his or her immediate family or any other close relative. Under our Code of Ethics, conflict of interest situations include, but are not limited to, the following, all of which must be disclosed to us:

•	any significant ownership interest in any target, supplier or customer of the Company;
•	any consulting or employment relationship with any target, supplier or customer of the Company;
•	the receipt of any money, non-nominal gifts or excessive entertainment from any entity with which the Company has current or prospective business dealings;
•
selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable officers or directors are permitted to so purchase or sell (and, in the absence of any such comparable officer or director, on the same terms and conditions as a third party would buy or sell a comparable item in an arm’s-length transaction);

•	any other financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company; and
•
any other circumstance, event, relationship or situation in which the personal interest of a person subject to the Code of Ethics interferes — or even appears to interfere — with the interests of the Company as a whole.

Item 14.	Principal Accounting Fees and Services

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Marcum LLP for audit fees, inclusive of required filings with the SEC and of services rendered in connection with our initial public offering for the year ended December 31, 2023 and 2022, totaled $113,300 and $85,898, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees during the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees during the year ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any such fees during the year ended December 31, 2023 and 2022.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(2)	Financial Statement Schedules:

None.

(3)	Index to Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association

3.2(2)	Amendment to the Amended and Restated Memorandum and Articles of Association

3.3(3)	Amendment to the Amended and Restated Memorandum and Articles of Association

4.1(1)	Public Warrant Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(1)	Private Warrant Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.3(1)	Rights Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.

4.4(4)	Description of Securities

10.1(1)	Letter Agreement, dated November 17, 2021, by and among the Company, its officers, directors and senior advisors and bleuacacia sponsor LLC.

10.2(1)	Investment Management Trust Agreement, dated November 17, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated November 17, 2021, by and among the Company, bleuacacia sponsor LLC and the other parties thereto.

10.4(1)	Sponsor Warrants Purchase Agreement, dated November 17, 2021, by and between the Company and bleuacacia sponsor LLC.

10.5(1)	Administrative Services Agreement, dated November 17, 2021, by and between the Company and bleuacacia sponsor LLC.

10.6(1)	Form of Indemnity Agreement

10.7(4)	Convertible Promissory Note, dated April 1, 2022, between the Company and bleuacacia sponsor LLC

10.8*	Amendment to the Letter Agreement, dated April 15, 2024, by and among the Company, its officers, directors and bleuacacia sponsor LLC.

31.1*	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Thomas Northover, Executive Director of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Jide Zeitlin, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Lew Frankfort, Co-Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Thomas Northover, Executive Director of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy of the Company

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 19, 2023.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2024.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 1, 2022.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEUACACIA LTD

Date: April 15, 2024	By:	/s/ Jide Zeitlin
		Name:	Jide Zeitlin
		Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Name	Position	Date

/s/ Jide Zeitlin	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 15, 2024
Jide Zeitlin

/s/ Lew Frankfort	Co-Chairman of the Board and Co-Chief Executive Officer (Principal Executive Officer)	April 15, 2024
Lew Frankfort

/s/ Charles McGuigan	Chief Operating Officer, President and Director	April 15, 2024
Charles McGuigan

/s/ Thomas Northover	Executive Director (Principal Financial and Accounting Officer)	April 15, 2024
Thomas Northover

/s/ Ibukun Awosika	Director	April 15, 2024
Ibukun Awosika

/s/ Natara Holloway	Director	April 15, 2024
Natara Holloway

/s/ Kat Peeler	Director	April 15, 2024
Kat Peeler