Form 10-Q
period 2024-03-31
bleuacacia ltd
filed 2024-05-20
CIK 1843370

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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

As of May 16, 2024, 3,765,466 Class A ordinary shares, par value $0.0001, and 3,790,000 Class B ordinary shares, par value $0.0001 were issued and outstanding.

BLEUACACIA LTD
Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

BLEUACACIA LTD
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash	$40,611	$32,257
Total current assets	40,611	32,257
Investments held in Trust Account	7,142,866	17,018,719
Total Assets	$7,183,477	$17,050,976

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$742,101	$685,367
Accrued expenses	276,151	207,398
Total current liabilities	1,018,252	892,765
Convertible working capital loan - related party	1,249,480	899,480
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	11,927,732	11,452,245

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,765,466 and 1,584,019 shares at redemption value of approximately $10.74 and $10.68 per share as of March 31, 2024 and December 31, 2023, respectively	7,042,866	16,918,719

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,110,000 and 0 non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	311	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 3,790,000 and 6,900,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	379	690
Additional paid-in capital	—	—
Accumulated deficit	(11,787,811)	(11,320,678)
Total shareholders’ deficit	(11,787,121)	(11,319,988)
Liabilities, Class A ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$7,183,477	$17,050,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$437,133	$217,973
General and administrative expenses - related party	30,000	30,000
Loss from operations	(467,133)	(247,973)

Other income:
Gain from investments held in Trust Account	96,247	3,072,101
Net (loss) income	$(370,886)	$2,824,128

Weighted average number of redeemable Class A ordinary shares outstanding, basic and diluted	665,700	27,600,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$0.08

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	3,075,824	—

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$—

Weighted average number of shares outstanding of Class B ordinary shares outstanding, basic and diluted	3,824,176	6,900,000

Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	—	$—	6,900,000	$690	$—	$(11,320,678)	$(11,319,988)
Conversion of Class B ordinary shares to Class A ordinary shares	3,110,000	311	(3,110,000)	(311)	—	—	—
Net loss	—	—	—	—	—	(370,886)	(370,886)
Contribution – shareholder non-redemption agreements	—	—	—	—	—	147,287	147,287
Shareholder non-redemption agreements	—	—	—	—	—	(147,287)	(147,287)
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(96,247)	(96,247)
Balance – March 31, 2024	3,110,000	$311	3,790,000	$379	$—	$(11,787,811)	$(11,787,121)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	6,900,000	$690	$—	$(9,772,104)	$(9,771,414)
Net income	—	—	—	—	—	2,824,128	2,824,128
Remeasurement on Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,072,101)	(3,072,101)
Balance – March 31, 2023	—	$—	6,900,000	$690	$—	$(10,020,077)	$(10,019,387)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLEUACACIA LTD
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(370,886)	$2,824,128
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from investments held in the Trust Account	(96,247)	(3,072,101)
Changes in operating assets and liabilities:
Prepaid expenses	—	15,125
Accounts payable	56,734	(160,149)
Accrued expenses	68,753	71,995
Net cash used in operating activities	(341,646)	(321,002)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	9,972,100	—
Net cash provided by investing activities	9,972,100	—

Cash Flows from Financing Activities:
Proceeds from convertible working capital loan	350,000	474,480
Redemption of ordinary shares	(9,972,100)	—
Net cash (used in) provided by financing activities	(9,622,100)	474,480

Net change in cash	8,354	153,478

Cash – beginning of the period	32,257	60,591
Cash – end of the period	$40,611	$214,069

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$96,248	$3,072,101
Contribution - shareholder non-redemption agreements	$147,287	$—
Conversion of Class B ordinary shares to Class A ordinary shares	$311	$—

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

As of March 31, 2024, the Company had not yet commenced operations. All activity for the period from February 11, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 19, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) at which its shareholders approved proposals to amend the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date (the “Termination Date”) by which the Company must consummate its initial Business Combination from May 22, 2023 to August 22, 2023 (the “First Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the First Articles Extension Date, by resolution of the board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until February 22, 2024, or a total of up to nine months after May 22, 2023, unless the closing of a Business Combination shall have occurred prior thereto (the “First Extension”) and (ii) eliminate from the Company’s Amended and Restated Memorandum and Articles of Association the redemption limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001.

In connection with the vote to approve the First Extension, following the redemption deadline, which was May 17, 2023 at 5:00 p.m. Eastern Time, holders of 26,015,981 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of approximately $267.8 million.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
On July 5, 2023, the Company received written notice from the Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with the continued listing requirement to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had a period of 180 calendar days, or until January 2, 2024, to regain compliance with the minimum MVLS requirement. To regain compliance, the Company’s MVLS must have closed at $50,000,000 or more for a minimum of ten consecutive business days during this 180 calendar day compliance period.

On January 8, 2024, the Company received notice from the Staff of Nasdaq approving the Company’s application to transfer the listing of its securities from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the open of business on January 11, 2024.

The Company further extended the Termination Date from August 22, 2023 to February 22, 2024 on a monthly basis, by resolution of the board of directors, each time following a request by the sponsor and upon five days’ advance notice prior to the applicable Termination Date.

On January 2, 2024, the Company held a shareholder meeting (the "Second Extension Meeting") at which the Company’s shareholders approved proposals to amend the Amended and Restated Memorandum and Articles of Association to (i) extend the Termination Date from February 22, 2024 to November 22, 2024 or such earlier date as the Company’s board of directors may approve in accordance with the Memorandum and Articles of Association (the "Second Extension") and (ii) to provide for the right of a holder of the Company’s Class B ordinary shares to convert their Class B ordinary shares into Class A ordinary shares on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

In connection with the vote to approve the Second Extension, holders of 928,553 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $9.97 million. As a result, approximately $9.97 million has been removed from the Trust Account to redeem such shares and 655,466 Class A ordinary shares of the Company remained outstanding after the redemption. Approximately $7.04 million remained in the Trust Account.

In addition, certain of the Company’s initial shareholders, including the Sponsor and certain of its directors had notified the Company of their intention to convert on a one-for-one basis 3,110,000 Class B ordinary shares into Class A ordinary shares (the “Conversion”) pursuant to the Articles of Association. As a result of the Conversion, which was consummated on January 5, 2024, approximately 3.75 million Class A ordinary shares (3,110,000 are non-redeemable Class A ordinary shares and 655,466 are redeemable Class A ordinary shares) and 3.79 million Class B ordinary shares were issued and outstanding, respectively.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Liquidity and Going Concern

As of March 31, 2024, the Company had approximately $41,000 in cash, a working capital deficit of approximately $978,000 and the ability to borrow up to an aggregate of approximately $300,000 remaining under the 2022 Note (as defined below). The Company has determined that it will need additional funds to raise the additional capital it needs to fund its business operations and complete a Business Combination prior to November 22, 2024.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor. Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, March 2023, October 2023, December 2023 and March 2024, the Company borrowed approximately $300,000, $474,000, $25,000, $100,000 and $200,000 under the 2022 Note, respectively. As of March 31, 2024 and December 31, 2023, approximately $1.2 million and $899,000 was outstanding under the 2022 Note, respectively.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 15, 2024, which contains the audited financial statements and notes thereto.

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

Use of Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2024 and 2023. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) income per share for each class of ordinary shares:

	For the Three Months Ended
	March 31,
	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net income (loss) income allocable to Class A ordinary shares	$(32,634)	$2,259,302
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	665,700	27,600,000
Basic and diluted net income (loss) income per share	$(0.05)	$0.08

Class A Ordinary Shares
Numerator: Net income (loss) allocable to Class A ordinary shares	(150,783)	—
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	3,075,824	—
Basic and diluted net income (loss) income per share	$(0.05)	$—

Class B Ordinary Shares
Numerator: Net income (loss) allocable to Class B ordinary shares	(187,469)	564,826
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	3,824,176	6,900,000
Basic and diluted net income (loss) per share	$(0.05)	$0.08

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 3. - INITIAL PUBLIC OFFERING

On November 22, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including the issuance of 3,600,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $276.0 million, and incurring offering costs of approximately $16.3 million, of which approximately $9.7 million was for deferred underwriting commissions (the “Initial Public Offering”).

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

In December 2023, the Sponsor transferred 30,000 Founder Shares to an independent director nominee. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 30,000 shares sold to the Company’s initial stockholders and independent directors was approximately $13,800, or $0.46 per share. The Founder Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence. Stock-based compensation will be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of March 31, 2024, the Company determined that a Business Combination is not considered probable and, therefore, no stock-based compensation expense has been recognized.

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

On January 2, 2024, pursuant to the Class B Conversion, the Founder Shares were converted from shares of Class B ordinary shares to shares of Class A ordinary shares on a one-for-one basis in accordance with the Amended and Restated Memorandum and Articles of Association. As of March 31, 2024, there were 3,765,496 and 3,790,000 shares of Class A ordinary shares and Class B ordinary shares issued and outstanding, respectively.

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

On April 1, 2022, the Company entered into a convertible promissory note (the “2022 Note”) with the Sponsor, a related party of the Company. Pursuant to the 2022 Note the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000.  Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of the Company’s initial Business Combination. If the Company completes a Business Combination, the Company will repay the 2022 Note out of the proceeds of the Trust Account released to the Company. Otherwise, the 2022 Loan will be repaid only out of funds held outside the Trust Account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to the Company’s failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In March 2023 and July 2022, the Company borrowed approximately $474,000 and $300,000 under the 2022 Note, respectively. On October 19, 2023 and December 20, 2023 and March 21, 2024, the Company drew an additional $25,000, $100,000 and $200,000 under the Promissory Note, respectively. As of March 31, 2024 and December 31, 2023, approximately $1.2 million and $899,000 was outstanding under the 2022 Note, respectively.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Administrative Services Agreement

On November 17, 2021, the Company agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three months ended March 31, 2024 and 2023, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement. As of March 21, 2024 and December 31, 2023, there was $95,000 and $65,000 in accrued expenses for services in connection with such agreement, respectively.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
On December 22, 2023, December 27, 2023 and January 2, 2024, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with four unaffiliated third parties (the “Non-Redeeming Shareholders”), pursuant to which such Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) a portion of their ordinary shares of the Company, in an aggregate amount equal to 160,479 ordinary shares (the “Non-Redeemed Shares”) in connection with the Second Extension meeting held on January 2, 2024, but such Non-Redeeming Shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In exchange for the foregoing commitment, the Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 534,929 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 160,479 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $147,287 or approximately $0.92 per share. The fair value was determined using the probability of a successful Business Combination of 8.93%, a volatility of 24.3%, a discount for lack of marketability of 4.4%, and the average value per share as of the valuation date of $10.75 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce the Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

NOTE 7. - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 3,765,466 and 1,584,019 Class A ordinary shares outstanding, of which 655,466 and 0 were subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption are reflected in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants and Rights	(7,624,500)
Class A ordinary shares issuance costs	(15,877,541)
Plus:
Adjust carrying value to initial redemption value	26,761,562
Class A ordinary shares subject to possible redemption, December 31, 2022	279,259,521
Less:
Redemptions	(267,753,501)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	5,412,699
Class A ordinary shares subject to possible redemption, December 31, 2023	$16,918,719
Less:
Redemptions	(9,972,100)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption	96,247
Class A ordinary shares subject to possible redemption, March 31, 2024	$7,042,866

NOTE 8. - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 3,765,466 and 1,584,019 Class A ordinary shares issued and outstanding, respectively, of which 655,466 and 0 were subject to possible redemption and were classified outside of permanent equity on the balance sheets, respectively (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 3,790,000 and 6,900,000 Class B ordinary shares issued and outstanding, respectively. The holders of the Founder Shares agreed to forfeit and cancel up to an aggregate of 900,000 Class B ordinary shares for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On November 22, 2021, the underwriters consummated the exercise in full of the over-allotment option; thus, these 900,000 Class B ordinary shares were no longer subject forfeiture.

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

Rights - As of March 31, 2024 and December 31, 2023, the Company had 27,589,302  and 27,600,000 Rights outstanding, respectively. Each holder of a right will receive one-sixteenth (1/16) of a Class A ordinary share upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixteenth (1/16) share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights, and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights.

Warrants - As of March 31, 2024 and December 31, 2023, the Company had 13,800,000 Public Warrants and 7,520,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the public warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

BLEUACACIA LTD
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
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

NOTE 9. - FAIR MARKET MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Level 1	Level 2	Level 3
Assets at March 31, 2024:
Investments held in Trust Account	$7,142,866	$—	$—
Assets at December 31, 2023:
Investments held in Trust Account	$17,018,719	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 11, 2021 (inception) through March 31, 2024.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024 and the risk factors disclosed under “Risk Factors” in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 11, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (a “Business Combination”).

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

On January 2, 2024, we held an extraordinary general meeting of shareholders at which our shareholders approved proposals to Amended and Restated Memorandum and Articles of Association to (i) extend the date by which we have to consummate a Business Combination from February 22, 2024 to November 22, 2024 or such earlier date as our board of directors may approve in accordance with the Amended and Restated Memorandum and Articles of Association and (ii) to provide for the right of a holder of the our Class B ordinary shares, par value $0.0001 per share, to convert their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis at any time and from time to time prior to the closing of a Business Combination at the election of the holder.

Offers to Sponsor

Our sponsor has received and is considering a number of offers for the purchase of a portion of its ownership interest in us. While our board of directors has not approved any of these offers and we cannot assure you that any of these transactions will occur on the proposed terms or at all, certain of these offers, if consummated, could result in a change in our ownership (including in certain cases, a potential change in control of the Company) and involve other economic and governance changes, including board designation rights in favor of the potential purchaser and the replacement of certain directors on our board.

Letter Agreement Amendment

On April 15, 2024, we have entered into an amendment to that certain letter agreement dated November 17, 2021, entered into by and among the Company, its officers, directors and senior advisors at the time of the initial public offering and the sponsor (the “Letter Agreement Amendment”). Pursuant to the Letter Agreement Amendment, the sponsor vesting provisions that would cause certain shares held by the sponsor following the consummation of an initial business combination to be considered to be newly unvested shares subject to vesting based on the price of our Class A common shares have been eliminated. In addition, the lock-up provision has been amended such that transfers of the founder shares, Private Placement Warrants and ordinary shares issued or issuable upon the exercise or conversion of the Private Placement Warrants or the founder shares, directly or indirectly, to a transferee or its controlled affiliate(s) pursuant to any definitive agreement with respect to such transfer duly executed by and between the sponsor and such transferee shall not be restricted. The Letter Agreement Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Liquidity and Going Concern

As of March 31, 2024, we had approximately $41,000 in cash, working capital deficit of approximately $978,000 and the ability to borrow up to an aggregate of approximately $300,000 remaining under the 2022 Note (as defined below).

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

On April 1, 2022, we entered into a convertible promissory note with our Sponsor the (“2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of the Initial Public Offering (or up to any extension period, if applicable) or (ii) the effective date of our initial Business Combination. If we complete a Business Combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. In July 2022, March 2023, October 2023, December 2023 and March 2024, we borrowed approximately $300,000, $474,000, $25,000, $100,000 and $200,000 under the 2022 Note, respectively. As of March 31, 2024 and December 31, 2023 and 2022, approximately $1.2 million and $899,000 was outstanding under the 2022 Note, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to March 31, 2024 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the trust account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the three months ended March 31, 2024, we had net loss of approximately $371,000, which consisted of an approximately $437,000 in general and administrative expenses and $30,000 in related party general and administrative expenses, offset by approximately $96,000 gain from investments held in the trust account.

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

Related Party Loans

On April 1, 2022, we entered into a convertible promissory note (the “2022 Note”) with our Sponsor. Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note do not bear interest. The 2022 Note will mature on the earlier to occur of (i) 18 months from the closing of our Initial Public Offering (or up to any Extension Period, if applicable) or (ii) the effective date of an initial Business Combination. If we complete a Business Combination, we will repay the 2022 Note out of the proceeds of the trust account released to us. Otherwise, the 2022 Note will be repaid only out of funds held outside the trust account. Up to $1,500,000 of such loans may be converted into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the Sponsor’s option. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. On October 19, 2023 and December 20, 2023 and March 21, 2024, we drew additional $25,000, $100,000 and $350,000 under the Promissory Note, respectively. As of March 31, 2024 and December 31, 2023, approximately $1.2 million and $899,000 was outstanding under the 2022 Note, respectively.

Administrative Services Agreement

On November 17, 2021, we agreed to pay an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative support services provided to members of the management team through the earlier of consummation of the initial Business Combination and the liquidation. For the three months ended March 31, 2024 and 2023, we incurred expenses of $30,000 and $30,000, respectively, under this agreement. As of March 21, 2024 and December 31, 2023, there was $95,000 and $65,000 in accrued expenses for services in connection with such agreement, respectively.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies and estimates:

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

On December 22, 2023, December 27, 2023 and January 2, 2024, we and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with four unaffiliated third parties (the “Non-Redeeming Shareholders”), pursuant to which such Non-Redeeming Shareholders agreed not to redeem (or to validly rescind any redemption requests with respect to) a portion of their ordinary shares of the Company, in an aggregate amount equal to 160,479 ordinary shares (the “Non-Redeemed Shares”) in connection with the Second Extension Meeting held on January 2, 2024, but such Non-Redeeming Shareholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In exchange for the foregoing commitment, the Sponsor agreed to transfer to such Non-Redeeming Shareholders an aggregate of 534,929 Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. We estimated the aggregate fair value of such 160,479 Founder Shares transferrable to the Non-Redeeming Shareholders pursuant to the Non-Redemption Agreements to be $147,287 or approximately $0.92 per share. The fair value was determined using the probability of a successful Business Combination of 8.93%, a volatility of 24.3%, a discount for lack of marketability of 4.4%, and the average value per share as of the valuation date of $10.75 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce the Non-Redeeming Shareholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 23,045,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and 2023. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officers and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Executive Director concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 15, 2024.

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

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
3.1
Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of bleuacacia ltd filed with the SEC on January 5, 2024)

10.1
Amendment to the Letter Agreement, dated April 15, 2024, by and among the Company, its officers, directors and bleuacacia sponsor LLC (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of bleuacacia ltd filed with the SEC on April 15, 2024).

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

Date: May 20, 2024		/s/ Jide Zeitlin
	Name:	Jide Zeitlin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024		/s/ Lew Frankfort
	Name:	Lew Frankfort
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024		/s/ Thomas Northover
	Name:	Thomas Northover
	Title:	Executive Director
(Principal Financial and Accounting Officer)